Form 10-Q
period 1997-05-03
SRI RECEIVABLES PURCHASE CO
filed 1997-06-17
CIK 1021385

==============================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (MARK ONE)
      [ X ] QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 3, 1997

                                       OR

      [   ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to  ________

                        Commission file number 333-10843


                       SRI RECEIVABLES PURCHASE CO., INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    51-349276
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    10201 MAIN STREET, HOUSTON, TEXAS                  77025
 (Address of principal executive offices)            (Zip Code)

                                 (713) 667-5601
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock outstanding as of June 17, 1997 was 1,000 shares which were held by Specialty Retailers, Inc. (formerly Palais Royal, Inc.). Specialty Retailers, Inc. is a wholly owned subsidiary of Stage Stores, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

==============================================================================

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                             CONDENSED BALANCE SHEET
                        (in thousands, except par value)

                                                                 May 3, 1997       February 1, 1997
                                                               ----------------    ----------------
                                    ASSETS
                                    ------
Retained Certificates in Trust .................................  $ 73,376              $ 90,102
Restricted cash ................................................     7,901                 5,632
Debt issue costs ...............................................     2,307                 2,440
Trust organization costs .......................................     4,818                 5,011
                                                                  --------              --------
                                                                  $ 88,402              $103,185
                                                                  ========              ========
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other accrued liabilities .................  $  1,508              $    609
State franchise taxes payable ..................................       661                   610
Payable to SRI .................................................    16,733                35,041
Deferred income taxes ..........................................     1,959                 1,443
Long-term debt .................................................    30,000                30,000
                                                                  --------              --------
      Total liabilities ........................................    50,861                67,703


Common stock, par value $0.01, 1 share
 authorized, issued and outstanding ............................      --                    --
Additional paid-in capital .....................................    30,827                29,726
Retained earnings ..............................................     6,714                 5,756
                                                                  --------              --------
      Stockholder's equity .....................................    37,541                35,482
                                                                  --------              --------
Commitments and contingencies ..................................      --                    --
                                                                  --------              --------
                                                                  $ 88,402              $103,185
                                                                  ========              ========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                          CONDENSED STATEMENT OF INCOME
                                 (in thousands)

                                                         Three Months Ended
                                                     ---------------------------
                                                     May 3, 1997     May 4, 1996
                                                     -----------     -----------
Gain associated with Retained Certificates .........   $1,752          $1,374
Interest income on balances with SRI ...............      979             269
Interest income ....................................       53              28
Interest expense ...................................      935            --
Amortization of debt issue costs ...................      157            --
General and administrative expenses ................      167             262
                                                     -----------     -----------
Operating income ...................................    1,525           1,409

Income tax expense .................................      567             520
                                                     -----------     -----------
Net income .........................................      958             889
                                                     ===========     ===========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                         -----------------------------
                                                                         May 3, 1997       May 4, 1996
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................  $     958           $    889
                                                                         -----------       -----------
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Amortization of trust organization and debt issue costs ..........        349                249
     Deferred income taxes ............................................        516               (112)
     Change in working capital ........................................    (17,205)           (16,004)
                                                                         -----------       -----------
     Total adjustments ................................................    (16,340)           (15,867)
                                                                         -----------       -----------
   Net cash used in operating activities ..............................    (15,382)           (14,978)
                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash ......................................     (2,269)              (204)
     Purchases of accounts receivable from SRI ........................    (85,809)           (78,568)
     Transfer of accounts receivable to the Trust .....................    103,483             95,727
                                                                         -----------       -----------
       Net cash provided by investing activities ......................     15,405             16,955
                                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to debt issue costs ....................................        (23)              --
     Dividends paid to Palais .........................................       --               (1,977)
                                                                         -----------       -----------
       Net cash used in investing activities ..........................        (23)            (1,977)
                                                                         -----------       -----------
       Net change in cash and cash equivalents ........................       --                 --

CASH AND CASH EQUIVALENTS:
     Beginning of period ..............................................       --                 --
                                                                         -----------       -----------
     End of period ....................................................  $    --             $   --
                                                                         ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Contribution of ineligible accounts receivable ...................  $   1,101           $    997
                                                                         ===========       ===========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                   CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                         Common Stock
                                                                 -----------------------
                                                                                               Additional
                                                                    Shares                      Paid-In       Retained
                                                                 Outstanding      Amount        Capital       Earnings      Total
                                                                 -----------   -----------     -----------  -----------  -----------
Balance, February 1, 1997 ........................................        1        $--          $29,726        $5,756      $35,482

Net income .......................................................        -         --             --             958          958
Dividends ........................................................        -         --             --            --           --
Contribution of ineligible accounts receivable ...................        -         --            1,101          --          1,101
Contribution of trust organization costs .........................        -         --             --            --           --

Balance, May 3, 1997 .............................................        1        $--          $30,827        $6,714      $37,541
                                                                        ----      ----          -------        ------      -------

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly owned subsidiary of Stage Stores, Inc.)
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


      1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. ("SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. SRPC is a wholly owned subsidiary of Specialty Retailers, Inc. ("SRI"). SRPC's ultimate parent is Stage Stores, Inc. ("Stage Stores"). The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998.

      2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), Stage Stores transfers all of the accounts receivable generated by the holders of Stage Stores' private label credit card accounts to SRPC. SRPC, in turn, transfers the accounts receivable to a securitization vehicle, a special purpose trust (the "Trust"), in exchange for cash or an increase in a retained interest in the Trust which is represented by two certificates of beneficial ownership (the "Retained Certificates"). SRPC is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of Stage Stores and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of Stage Stores.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure of Stage Stores to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of Stage Stores private label credit card accounts) could negatively impact SRPC's results of operations. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

GENERAL

      OVERVIEW OF SRPC AND STAGE STORES. SRPC is an indirect, wholly owned, limited-purpose subsidiary of Stage Stores and was formed in 1993 pursuant to the Accounts Receivable Program. SRPC purchases substantially all of the accounts receivable generated by the use of the SRI credit cards on a daily basis and sells those accounts receivable to the Trust. Stage Stores, through SRI, operates retail stores under the trade names "Bealls", "Palais Royal" and "Stage." Stage Stores offers to its customers a proprietary credit card which can be used to purchase merchandise and services only at Stage Stores locations. SRPC is dependent upon SRI for the generation of accounts receivable as SRI is its only source of accounts receivable.

      Stage Stores' retail concept is to offer moderately priced, branded fashion apparel, accessories and footwear for women, men and children. At May 3, 1997, Stage Stores operated 327 stores in 20 states located throughout the central United States.

      ACCOUNTS RECEIVABLE PROGRAM. The Accounts Receivable Program provides SRPC with a source of funds from the sale of accounts receivable to the Trust. In connection with the implementation of the Accounts Receivable Program, SRI transferred or sold all of its accounts receivable to SRPC. SRPC, in turn, transferred all of the accounts receivable to the Trust for $140.0 million in cash and a certificate representing an undivided interest in the Trust. The Trust obtained the $140.0 million through the issuance of term certificates to third-party investors. The Trust has also issued an additional $25.0 million term certificate and a $40.0 million revolving certificate, each representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required (aggregating $200.1 million at May 3, 1997) to support the term certificates, up to a maximum of $40.0 million. If receivable balances in the Trust fall below the level required to support the term certificates, the seasonal retained interest and revolving certificate, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. As of May 3, 1997, there was no outstanding balance under the revolving certificate. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

      On an ongoing daily basis, SRI sells to SRPC substantially all of the accounts receivable generated from purchases by the holders of the Stage Stores proprietary credit card. SRPC in turn transfers, on a daily basis, the accounts receivable purchased and transferred from SRI to the Trust in exchange for cash or a certificate representing an undivided interest in the Trust. The cash flows generated from the accounts receivable in the Trust are dedicated to (i) the purchase of new accounts receivable generated by SRI, (ii) payment of a return on the certificates and (iii) the payment of a servicing fee to Stage Stores. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return, based upon LIBOR, plus a specified margin paid on a quarterly basis. Principal payments commence in December 1999 but can be accelerated upon occurrence of certain events. The revolving certificate entitles the holder to receive a return based upon a floating LIBOR rate, plus a specified margin, or prime rate, at the option of SRPC paid on a monthly basis. The Trust is currently protected against increases above 12% under an agreement entered into with a bank. The Trust is exposed to loss in the event of non-performance by the bank. However, the Trust does not anticipate non-performance by the bank. At May 3, 1997, the average rate of return on the term certificates was 6.6%. The purchase commitment for the revolving certificate is five years, subject to renewal at the option of the parties. The revolving certificate holders are entitled to repayment in the event the accounts receivable decrease below that required to support such certificates.

      The financial information, discussion and analysis that follow should be read in conjunction with Amendment No. 2 to Registration Statement No. 333-10843 of SRPC on Form S-4 dated March 12, 1997.

RESULTS OF OPERATIONS

      The gain associated with the Retained Certificates for the first quarter of 1997 increased 28.6% to $1.8 million from $1.4 million in the same period in 1996. Bad debt expense decreased 31.3% to $2.2 million from $3.2 million due primarily to the sale of $4.8 million in defaulted accounts receivable during the first quarter of 1997 to SRI as compared to $3.6 million for the first quarter of 1996. The decrease in bad debt expense was partially offset by a $0.6 million increase in the premiums on accounts receivable purchased from SRI during the first quarter of 1997 as compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      SRPC issued $30.0 million in aggregate principal amount of the 12.5% Trust Certificate-Backed Notes (the "Notes") on May 30, 1996. Substantially all of the net proceeds from the issuance of the Notes were transferred to SRI to fund the acquisition of Uhlmans Inc. The Notes are secured by the Collateral Certificates, including SRPC's retained interest in accounts receivable. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year from amounts received by SRPC from such retained interest. The expected maturity date of the Notes is December 15, 2000. The issuance of the Notes does not impact the ability of the Trust to issue additional certificates under the Accounts Receivable Program to third-party investors.

      Intercompany interest is charged at LIBOR plus 1.0% (6.7% at May 3, 1997). The payable balance to SRI was $16.7 million and $35.0 million at May 3, 1997 and February 1, 1997, respectively. The decrease in the payable balance results from the liquidation of the higher accounts receivable balances generated during the Christmas season.

      SRPC's primary sources of funds are the issuance of term certificates by the Trust to third-party investors, advances under the revolving certificate and principal and finance charge collections on accounts receivable previously sold or transferred to the Trust. SRPC's primary uses of funds include payment of interest on the Notes and the purchase of accounts receivable from SRI. Management anticipates that interest payments on the Notes will be approximately $3.8 million during 1997. Management believes that collections on accounts receivable will be sufficient to permit the Company to meet its cash requirements during 1997.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      Omitted pursuant to General Instruction H(2)(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Omitted pursuant to General Instruction H(2)(b).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted pursuant to General Instruction H(2)(b).

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

    3.1 Certificate of Incorporation of SRI Receivables Purchase Co., Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10843 on Form S-4 dated August 27, 1996).

    3.2  By-laws  of  SRI  Receivables  Purchase  Co.,  Inc.   (incorporated  by
         reference to Exhibit 3.2 to Registration Statement No. 333-10843 on Form S-4 dated August 27, 1996).

    4.1 Form of Indenture among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Series B Notes of SRI Receivables Purchase Co., Inc. (including form of note) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 333-10843 on Form S-4 dated August 27,
         1996).

    4.2 Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of August 11, 1995 (incorporated by reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc. dated October 28, 1995)

    4.3 First Amendment to Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of May 30, 1996 (incorporated by reference to Exhibit 4.2 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996)

    4.4 Amended and Restated Series 1993-1 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of May 30, 1996 (incorporated by reference to Exhibit 4.3 on Form 10-Q of Apparel Retailers, Inc., dated May 4,
         1996).

    4.5 Amended and Restated Series 1993-2 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of May 30, 1996 (incorporated by reference to Exhibit 4.4 on Form 10-Q of Apparel Retailers, Inc., dated May 4,
         1996).

    4.6 First amendment to the Series 1993-2 Supplement and Revolving Certificate Purchase Agreement by and among Specialty Retailers, Inc., SRI Receivables Purchase Co., Inc., Bankers Trust (Delaware) as Trustee for the SRI Receivables Maser Trust, the financial institutions parties thereto and National Westminster Bank Plc, New York branch, dated as of August 11, 1995 (incorporated by reference to Exhibit 4.5 on Form 10-Q of Apparel Retailers, Inc., dated May 4,
         1996).

    4.7 Amended and Retailed Series 1995-1 Supplement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated as of May 30, 1996 (incorporated by reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    4.8 Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and the Originators dated as of May 30, 1996 (incorporated by reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    4.9 Certificate Purchase Agreements between SRI Receivables Purchase Co., Inc. an the Purchasers of the Series 1993-1 Offered Certificates (incorporated by reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.)

   4.10 Revolving Certificate Purchase Agreement between SRI Receivables Purchase Co., Inc., the Facility Agent and the Revolving Purchasers with respect to the Class a-R Certificates (incorporated by reference to Exhibit 4.11 of Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.)

   4.11 Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and the Certificate Purchaser dated as of August 11, 1995 (incorporated by reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

   10.1 Registration Rights Agreement dated as of May 30, 1996 by and among SRI Receivables Purchase Co., Inc. and BT Securities Corporation relating to the sale of SRI Receivables Purchase Co., Inc. 12.5% Trust Certificate-Backed Notes (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-10843 on Form S-4 dated August 27,
         1996).

   10.2 Employment Agreement between Specialty Retailers, Inc. and Carl E. Tooker dated June 9, 1993 (incorporated by reference to Exhibit 10.17 to Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.).

   10.3 Stock Option Agreement between Specialty Retailers, Inc. and Carl E. Tooker dated June 9, 1993 (incorporated by reference to Exhibit 10.18 to Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.).

   10.4 Employment Agreement between James Marcum and Specialty Retailers, Inc., dated as of May 15, 1995 (incorporated by reference to Exhibit
         10.3 on Form 10-Q of Apparel Retailers, Inc., dated April 29, 1995).

   10.5 Employment Agreement between Stephen Lovell and Specialty Retailers, Inc., dated as of May 19, 1995 (incorporated by reference to Exhibit
         10.4 on Form 10-Q of Apparel Retailers, Inc., dated April 29, 1995).

      REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SRI RECEIVABLES  PURCHASE CO., INC.

JUNE 17, 1997                    /S/ CARL E. TOOKER
 (Date)                          Carl E. Tooker
                                 President, Chairman and
                                 Chief Executive Officer

JUNE 17, 1997                    /S/ JAMES A. MARCUM
 (Date)                          James A. Marcum
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)