Form 10-Q
period 1997-08-02
SRI RECEIVABLES PURCHASE CO
filed 1997-09-17
CIK 1021385

================================================================================



                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 2, 1997

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

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

                                 (713) 667-5601
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
The number of shares of common stock outstanding as of September 15, 1997 was 1,000 shares which were held by Specialty Retailers, Inc. (formerly Palais Royal, Inc.). Specialty Retailers, Inc. is a wholly owned subsidiary of Stage Stores, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


================================================================================

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                            CONDENSED BALANCE SHEET
             (in thousands, except par value and number of shares)

                                                                August 2, 1997        February 1, 1997
                                                                --------------        ----------------
                                                                  (unaudited)
                          ASSETS
Retained Certificates in Trust ............................       $ 61,130                 $ 90,102
Restricted cash ...........................................          6,668                    5,632
Debt issue costs ..........................................          2,183                    2,440
Trust organization costs ..................................          4,625                    5,011
                                                                  --------                 --------
                                                                  $ 74,606                 $103,185
                                                                  ========                 ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other accrued liabilities ............       $  3,157                 $  2,052
State franchise taxes payable .............................             16                      610
Payable to SRI ............................................          1,797                   35,041
Long-term debt ............................................         30,000                   30,000
                                                                  --------                 --------
      Total liabilities ...................................         34,970                   67,703


Common stock, par value $0.01, 1,000 shares
    authorized, issued and outstanding ....................             --                       --
Additional paid-in capital ................................         31,958                   29,726
Retained earnings .........................................          7,678                    5,756
                                                                  --------                 --------
      Stockholder's equity ................................         39,636                   35,482
                                                                  --------                 --------
Commitments and contingencies .............................             --                       --
                                                                  --------                 --------
                                                                  $ 74,606                 $103,185
                                                                  ========                 ========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                         CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                  (unaudited)

                                                               Three Months Ended               Six Months Ended
                                                         ------------------------------  ------------------------------
                                                         August 2, 1997  August 3, 1996  August 2, 1997  August 3, 1996
                                                         --------------  --------------  --------------  --------------
Gain associated with Retained Certificates ..........         $1,438          $1,274          $3,190         $2,648
Interest income on balances with SRI ................          1,302             821           2,281          1,090
Interest income .....................................             63              21             116             49
Interest expense ....................................            935             668           1,870            668
Amortization of debt issue costs ....................            159              92             316             92
General and administrative expenses .................            174             231             341            493
                                                              ------          ------          ------         ------
Operating income ....................................          1,535           1,125           3,060          2,534

Income tax expense ..................................            571             440           1,138            960
                                                              ------          ------          ------         ------

Net income ..........................................         $  964          $  685          $1,922         $1,574
                                                              ======          ======          ======         ======

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                         Six Months Ended
                                                                  ------------------------------
                                                                  August 2, 1997  August 3, 1996
                                                                  --------------  --------------
Cash flows from operating activities:
  Net income ..................................................     $   1,922      $    1,574
                                                                    ---------      ----------
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Amortization of trust organization and debt issue costs...            702             604
    Change in working capital  ...............................        (32,580)         (8,712)
                                                                    ---------      ----------
    Total adjustments .........................................       (31,878)         (8,108)
                                                                    ---------      ----------

  Net cash used in operating activities .......................       (29,956)         (6,534)
                                                                    ---------      ----------
Cash flows from investing activities:
    Increase in restricted cash ...............................        (1,036)           (987)
    Purchases of accounts receivable from SRI .................      (187,819)       (147,368)
    Transfer of accounts receivable to the Trust ..............       218,870         156,903
                                                                    ---------      ----------
      Net cash provided by investing activities ...............        30,015           8,548
                                                                    ---------      ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt ..................             0          30,000
    Additions to debt issue costs .............................           (59)         (2,537)
    Dividends paid to Palais ..................................            --         (29,477)
                                                                    ---------      ----------
      Net cash used in investing activities ...................           (59)         (2,014)
                                                                    ---------      ----------

      Net change in cash and cash equivalents..................            --              --

  Cash and cash equivalents:
    Beginning of period .......................................            --              --
                                                                    ---------      ----------
    End of period .............................................     $      --      $       --
                                                                    =========      ==========
Supplemental disclosure of cash flow information:
    Interest paid .............................................     $   1,875      $       --
                                                                    =========      ==========

Supplemental schedule of noncash investing and financing
  activities:
    Contribution of ineligible accounts receivable ............     $   2,232      $    2,062
                                                                    =========      ==========
    Contribution of trust organization costs ..................     $      --      $       88
                                                                    =========      ==========

                      SRI RECEIVABLES PURCHASE CO., INC.
         (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                 CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                    (in thousands, except number of shares)
                                 (unaudited)



                                                           Common Stock
                                                       --------------------
                                                                             Additional
                                                          Shares               Paid-In   Retained
                                                       Outstanding   Amount    Capital   Earnings     Total
                                                       -----------   ------  ----------  --------     -----

Balance, February 1, 1997........................         1,000       $ --     $29,726     $5,756    $35,482

Net income ......................................            --         --          --      1,922      1,922

Contribution of ineligible accounts receivable...            --         --       2,232         --      2,232
                                                          -----       ----     -------     ------    -------
Balance, August 2, 1997..........................         1,000       $ --     $31,958     $7,678    $39,636
                                                          =====       ====     =======     ======    =======

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly owned subsidiary of Stage Stores, Inc.)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


         1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. ("SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. SRPC is a direct wholly owned subsidiary of Specialty Retailers, Inc. ("SRI"), who in turn is a direct, wholly owned subsidiary of Stage Stores, Inc. ("Stage Stores"). The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998.

         2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), SRI transfers all of the accounts receivable generated by the holders of SRI's private label credit card accounts to SRPC. SRPC, in turn, transfers the accounts receivable to a securitization vehicle, a special purpose trust (the "Trust"), in exchange for cash or an increase in a retained interest in the Trust which is represented by three certificates of beneficial ownership (the "Retained Certificates"). SRPC is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of Stage Stores and its other affiliates as SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of Stage Stores.

         3. On June 26, 1997, Stage Stores completed its acquisition of C.R. Anthony Company ("CR Anthony"). CR Anthony operated brand name family apparel stores in small markets under the names "Anthonys" and "Anthonys Limited." The form of consideration was a stock exchange with Stage issuing approximately 3,607,000 shares of common stock in exchange for all of the outstanding shares of CR Anthony common stock. Prior to the acquisition, CR Anthony sold all of its private label credit card accounts to a third party. Stage Stores has terminated this arrangement and SRI has purchased approximately $35.1 million of outstanding receivables from the third party. These receivables were incorporated into the Accounts Receivable Program during the third quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure of Stage Stores to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of Stage Stores private label credit card accounts) could negatively impact SRPC's results of operations. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

GENERAL

         Overview of SRPC and Stage Stores. SRPC is an indirect, wholly owned, limited-purpose subsidiary of Stage Stores and was formed in 1993 pursuant to the Accounts Receivable Program. Stage Stores, through SRI, operates retail stores under the trade names "Bealls", "Palais Royal", "Stage", "Anthonys", and "Anthonys Limited." SRI offers to its customers a proprietary credit card which can be used to purchase merchandise and services only at SRI locations. SRPC is dependent upon SRI for the generation of accounts receivable as SRI is its only source of accounts receivable. SRPC purchases substantially all of the accounts receivable generated by the use of the SRI credit cards on a daily basis and transfers those accounts receivable to the Trust.

         Stage Stores' retail concept is to offer moderately priced, nationally recognized, name brand fashion apparel, accessories and footwear for women, men and children. At August 2, 1997, Stage Stores operated 578 stores in 24 states located throughout the central and midwestern United States.

         On June 26, 1997, Stage Stores, Inc. completed its acquisition of CR Anthony by merging CR Anthony with and into SRI. CR Anthony operated 246 brand name family apparel stores in small markets as of the purchase date under the names "Anthonys" and "Anthonys Limited." The Company intends to convert the "Anthonys" and "Anthonys Limited" stores to the Company's format under its trade names during the remainder of 1997 and first half of 1998.

         Accounts Receivable Program. On an ongoing daily basis, SRI sells to SRPC substantially all of the accounts receivable generated from purchases by the holders of the SRI proprietary credit card. SRPC in turn transfers, on a daily basis, the accounts receivable purchased and transferred from SRI to the Trust in exchange for cash or a certificate representing an undivided interest in the Trust. The Accounts Receivable Program provides SRPC with a source of funds from the sale of accounts receivable to the Trust. To date, the Trust has also issued an additional $165.0 million in term certificates and a $40.0 million revolving certificate to third-party investors, each representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required (aggregating $200.1 million at August 2, 1997) to support the term certificates, up to a maximum of $40.0 million. As of August 2, 1997, the outstanding balance under the revolving certificate was $16.6 million. If receivable balances in the Trust fall below the level required to support the term certificates, the seasonal retained interest and revolving certificate, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

         The cash flows generated from the accounts receivable in the Trust are dedicated to (i) the purchase of new accounts receivable generated by SRI,
(ii) payment of a return on the certificates, and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return, based upon LIBOR, plus a specified margin paid on a quarterly basis. Principal payments commence in December 1999 but can be accelerated upon the occurrence of certain events. The revolving certificate entitles the holder to receive a return based upon a floating LIBOR rate, plus a specified margin, or prime rate, at the option of SRPC paid on a monthly basis. The Trust is currently protected against increases above 12% under an agreement entered into with a bank. The Trust is exposed to loss in the event of non-performance by the bank. However, the Trust does not anticipate non-performance by the bank. At August 2, 1997, the average rate of return on the term certificates was 6.6%. The purchase commitment for the revolving certificate is five years, subject to renewal at the option of the parties. The revolving certificate holders are entitled to repayment in the event the accounts receivable decrease below that required to support such certificates. The terms of the Accounts Receivable Program contain restrictive covenants which, if violated, could have a material adverse impact on SRPC. SRPC is currently in compliance with these terms.

         The financial information, discussion and analysis that follow should be read in conjunction with Amendment No. 2 to Registration Statement No. 333-10843 of SRPC on Form S-4 dated March 12, 1997.


RESULTS OF OPERATIONS

         The gain associated with the Retained Certificates for the second quarter of 1997 increased 12.9% to $1.4 million from $1.3 million in the same period in 1996. Bad debt expense decreased 54.8% to $0.7 million from $1.6 million due primarily to the sale of $5.7 million in defaulted accounts receivable during the second quarter of 1997 to SRI as compared to $4.0 million for the second quarter of 1996. The decrease in bad debt expense was partially offset by a $0.5 million increase in the premiums on accounts receivable purchased from SRI during the second quarter of 1997 as compared to the second quarter of 1996.

         The gain associated with the Retained Certificates for the six months ended August 2, 1997 increased 20.5% to $3.2 million from $2.6 million in the same period in 1996. Bad debt expense decreased 38.6% to $3.0 million from $4.8 million due primarily to the sale of $10.2 million in defaulted accounts receivable during the six months ended August 2, 1997 to SRI as compared to $7.7 million for the same period in 1996. The decrease in bad debt expense was partially offset by a $1.0 million increase in the premiums on accounts receivable purchased from SRI through August 2, 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         SRPC issued $30.0 million in aggregate principal amount of the 12.5% Trust Certificate-Backed Notes (the "Notes") on May 30, 1996. Substantially all of the net proceeds from the issuance of the Notes were transferred to SRI to fund the acquisition of Uhlmans, Inc. The Notes are secured by the Collateral Certificates, including SRPC's retained interest in accounts receivable. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year from amounts received by SRPC from such retained interest. The expected maturity date of the Notes is December 15, 2000. The issuance of the Notes does not impact the ability of the Trust to issue additional certificates under the Accounts Receivable Program to third-party investors.

         Prior to the acquisition of CR Anthony, CR Anthony sold all its private label credit card accounts to a third party. Stage Stores has terminated this arrangement and SRI has purchased all outstanding receivables from the third party. These receivables are expected to be incorporated into the Accounts Receivable Program during the third quarter of 1997. As a result, SRPC will purchase these receivables from SRI through additional borrowings under the revolving certificate as well as an increase in the intercompany note payable to SRI.

         The Retained Certificates in Trust decreased 32.1% to $61.1 million at August 2, 1997 from $90.1 million at February 1, 1997 due primarily to the seasonal liquidation of accounts receivable balances generated during the Christmas season as well as an increase in the amounts outstanding under the revolving certificate. Intercompany interest is charged at LIBOR plus 1.0% (6.6% at August 2, 1997). The payable balance to SRI was $1.7 million and $35.0 million at August 2, 1997 and February 1, 1997, respectively. The decrease in the payable balance results from the seasonal liquidation of the accounts receivable balances generated during the Christmas season.

         SRPC's primary sources of funds are the issuance of term certificates by the Trust to third-party investors, advances under the revolving certificate and principal and excess finance charge collections on accounts receivable previously sold or transferred to the Trust. SRPC's primary uses of funds include the purchase of accounts receivable from SRI as well as the payment of interest on the Notes and the purchase of accounts receivable from SRI. Management anticipates that interest payments on the Notes will be approximately $3.8 million during 1997. Management believes that cash flows generated under the Accounts Receivable Program (which include borrowings under the revolving certificate) will be sufficient to permit the Company to meet its cash requirements.

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


                                   SRI RECEIVABLES PURCHASE CO., INC.




September 16, 1997                 /s/ Carl E. Tooker
------------------                 -------------------------------------------
(Date)                             Carl E. Tooker
                                   President, Chairman and
                                   Chief Executive Officer


September 16, 1997                 /s/ James A. Marcum
------------------                 -------------------------------------------
(Date)                             James A. Marcum
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
EX. 27           Financial Data Schedule