Form 10-Q
period 1997-11-01
SRI RECEIVABLES PURCHASE CO
filed 1997-12-16
CIK 1021385

================================================================================


                                  FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-10843


                       SRI RECEIVABLES PURCHASE CO., INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               51-349276
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  10201 MAIN STREET, HOUSTON, TEXAS                                 77025
(Address of principal executive offices)                          (Zip Code)

                                 (713) 667-5601
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
The number of shares of common stock outstanding as of November 30, 1997 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                             CONDENSED BALANCE SHEET
                        (in thousands, except par value)
                                   (unaudited)

                                                          November 1, 1997       February 1, 1997
                                                          ----------------       ----------------

                          ASSETS
Retained Certificates in Trust ................               $ 77,262               $ 90,102
Restricted cash ...............................                  8,171                  5,632
Debt issue costs ..............................                  2,034                  2,440
Trust organization costs ......................                  4,432                  5,011
                                                              --------               --------
                                                              $ 91,899               $103,185
                                                              ========               ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other accrued liabilities                $  4,126               $  2,052
State franchise taxes payable .................                     16                    610
Payable to SRI ................................                 17,046                 35,041
Long-term debt ................................                 30,000                 30,000
                                                              --------               --------
      Total liabilities .......................                 51,188                 67,703


Common stock, par value $0.01, 1 share
    authorized, issued and outstanding ........                   --                     --
Additional paid-in capital ....................                 32,970                 29,726
Retained earnings .............................                  7,741                  5,756
                                                              --------               --------
      Stockholder's equity ....................                 40,711                 35,482
                                                              --------               --------
Commitments and contingencies .................                   --                     --
                                                              --------               --------
                                                              $ 91,899               $103,185
                                                              ========               ========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                          CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                       -----------------------------------   ----------------------------------
                                                       November 1, 1997   November 2, 1996   November 1, 1997  November 2, 1996
                                                       ----------------   ----------------   ----------------  ----------------

Gain associated with Retained Certificates .....             $   38             $1,899             $3,228             $4,547
Interest income on balances with SRI ...........              1,274                953              3,555              2,043
Interest income ................................                 54                 48                170                 97
Interest expense ...............................                935                935              2,805              1,603
Amortization of debt issue costs ...............                160                141                476                233
General and administrative expenses ............                170                221                511                714
                                                             ------             ------             ------             ------
Operating income ...............................                101              1,603              3,161              4,137

Income tax expense .............................                 38                578              1,176              1,538
                                                             ------             ------             ------             ------

Net income .....................................             $   63             $1,025             $1,985             $2,599
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

                                                                                                   Nine Months Ended
                                                                                         ---------------------------------------
                                                                                         November 1, 1997       November 2, 1996
                                                                                         ----------------       ----------------
Cash flows from operating activities:
   Net income ..................................................................             $   1,985              $   2,599
                                                                                             ---------              ---------
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Amortization of trust organization and debt issue costs ...................                 1,055                    993
     Change in working capital .................................................               (16,653)               (12,272)
                                                                                             ---------              ---------
     Total adjustments .........................................................               (15,598)               (11,279)
                                                                                             ---------              ---------

   Net cash used in operating activities .......................................               (13,613)                (8,680)
                                                                                             ---------              ---------

 Cash flows from investing activities:
     Increase in restricted cash ...............................................                (2,539)                (1,895)
     Purchases of accounts receivable from SRI .................................              (322,988)              (222,324)
     Transfer of accounts receivable to the Trust ..............................               339,210                235,011
                                                                                             ---------              ---------
       Net cash provided by investing activities ...............................                13,683                 10,792
                                                                                             ---------              ---------

 Cash flows from financing activities:
     Proceeds from issuance of long-term debt ..................................                  --                   30,000
     Additions to debt issue costs .............................................                   (70)                (2,635)
     Dividends paid to Palais ..................................................                  --                  (29,477)
                                                                                             ---------              ---------
       Net cash used in investing activities ...................................                   (70)                (2,112)
                                                                                             ---------              ---------

       Net change in cash and cash equivalents .................................                  --                     --

   Cash and cash equivalents:
     Beginning of period .......................................................                  --                     --
                                                                                             ---------              ---------
     End of period .............................................................             $    --                $    --
                                                                                             =========              =========

Supplemental disclosure of cash flow information:

     Interest paid .............................................................             $   1,875              $    --
                                                                                             =========              =========

Supplemental schedule of noncash investing and financing activities:

     Contribution of ineligible accounts receivable ............................             $   3,244              $   3,554
                                                                                             =========              =========

     Contribution of trust organization costs ..................................             $    --                $      87
                                                                                             =========              =========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                   CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)
                                   (unaudited)



                                                          Common Stock
                                                     ----------------------
                                                                                 Additional
                                                        Shares                     Paid-In        Retained
                                                     Outstanding     Amount        Capital        Earnings         Total
                                                     -----------     ------        -------        --------         -----


Balance, February 1, 1997 ....................               1      $   --         $29,726         $ 5,756         $35,482

Net income ...................................            --            --            --             1,985           1,985

Contribution of ineligible accounts receivable            --            --           3,244            --             3,244
                                                       -------      --------       -------         -------         -------

Balance, November 1, 1997 ....................               1      $   --         $32,970         $ 7,741         $40,711
                                                       =======      ========       =======         =======         =======

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly owned subsidiary of Stage Stores, Inc.)
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

         1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. ("SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. SRPC is a direct wholly owned subsidiary of Specialty Retailers, Inc. ("SRI"), who in turn is a direct, wholly owned subsidiary of Stage Stores, Inc. ("Stage Stores"). The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998.

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

         3. On June 26, 1997, Stage Stores acquired C. R. Anthony Company ("CR Anthony") which operated 246 stores throughout the central and midwestern United States under the names "Anthonys" and "Anthonys Limited." The form of consideration was a stock exchange with Stage issuing approximately 3,607,000 shares of common stock in exchange for all of the outstanding shares of CR Anthony common stock. Prior to the acquisition, CR Anthony sold all of its private label credit card accounts to a third party. Stage Stores has terminated this arrangement and SRI has purchased approximately $35.0 million of outstanding receivables from the third party. These receivables were incorporated into the Accounts Receivable Program during the third quarter of 1997.

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

         Stage Stores' retail concept is to offer moderately priced, nationally recognized, name brand fashion apparel, accessories and footwear for women, men and children. At November 1, 1997, Stage Stores operated 602 stores in 24 states located throughout the central and midwestern United States.

         On June 26, 1997, Stage Stores, Inc. acquired CR Anthony by merging CR Anthony with and into SRI. CR Anthony operated 246 brand name family apparel stores in small markets as of the purchase date under the names "Anthonys" and "Anthonys Limited." The Company has converted 130 of the "Anthonys" and "Anthonys Limited" stores to the Company's format under its "Stage" and "Bealls" trade names to date. The Company intends to convert the majority of the remaining CR Anthony stores to the Company's format and trade names during the first half of 1998.

         Accounts Receivable Program. The Accounts Receivable Program provides SRPC with a source of funds from the sale of accounts receivable to the Trust. In connection with the implementation of the Accounts Receivable program, Palais transferred or sold all of its accounts receivable to SRPC. SRPC, in turn, transferred all of the accounts receivable to the Trust for $140.0 million in cash and a certificate representing an undivided interest in the Trust. The Trust obtained the $140.0 million through the issuance of term certificates to third-party investors. The Trust has also issued a $25.0 million term certificate and a $75.0 million revolving certificate, each representing undivided interest in the Trust. The holders of the revolving certificates agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required (aggregating $204.1 million at November 1, 1997) to support the term certificates (and, during the fourth quarter, a seasonal minimum retained interest of SRPC) up to a maximum of $75.0 million. If receivable balances in the Trust fall below the level required to support the term certificates, the seasonal retained interest and revolving certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. As of November 1, 1997, the outstanding balance under the revolving certificate was $40.0 million. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

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

         The cash flows generated from the accounts receivable in the Trust are dedicated to (i) the purchase of new accounts receivable generated by SRI, (ii) payment of a return on the certificates, and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return based upon LIBOR plus a specified margin paid on a quarterly basis. Principal payments commence in December 1999 but can be accelerated upon the occurrence of certain events. The revolving certificate entitles the holder to receive a return based upon a floating LIBOR rate, plus a specified margin, or prime rate, at the option of SRPC paid on a monthly basis. The Trust is currently protected against increases above 12% under an agreement entered into with a bank. The Trust is exposed to loss in the event of non-performance by the bank. However, the Trust does not anticipate non-performance by the bank. At November 1, 1997, the average rate of return on the term certificates was 6.5%. The purchase commitment for the revolving certificate is five years, subject to renewal at the option of the parties. The revolving certificate holders are entitled to repayment in the event the accounts receivable decrease below that required to support such certificates. The terms of the Accounts Receivable Program contain restrictive covenants which, if violated, could have a material adverse impact on SRPC. SRPC is currently in compliance with these terms.

         The most significant component of SRPC's statement of income is the gain associated with the Retained Certificates. This gain consists primarily of actual and projected (a) service charge and late fee income less (b) (i) payments of returns to the holders of the Investor Certificates, (ii) payments in excess of the face value of accounts receivable purchased from SRI attributable to the accounts receivable portfolio, (iii) payments of servicing fees to SRI and (iv) bad debt expense associated with defaulted accounts receivable not sold to Palais pursuant to the Amendment.

         The financial information, discussion and analysis that follow should be read in conjunction with Amendment No. 2 to Registration Statement No. 333-10843 of SRPC on Form S-4 dated March 12, 1997.

RESULTS OF OPERATIONS

         The gain associated with the Retained Certificates for the third quarter of 1997 decreased 98.0% to $38,000 from $1.9 million in the same period in 1996 due to an increase in premium payments to SRI for the purchase of accounts receivable in excess of face value paritally offset by an increase in the amount of service charge income. SRPC paid a $8.0 million premium on accounts receivable purchased during the third quarter of 1997 and $5.5 million for the same period in 1996. Bad debt expense decreased 86.6% to $140,000 from $1.0 million due primarily to the sale of $6.3 million in defaulted accounts receivable during the third quarter of 1997 to SRI as compared to $4.7 million for the second quarter of 1996.

         The gain associated with the Retained Certificates for the nine months ended November 1, 1997 decreased 29.0% to $3.2 million from $4.5 million in the same period in 1996 due to an increase in premium payments to SRI for the purchase of accounts receivable in excess of face value partially offset by an increase in the amount of service charge income. SRPC paid a $18.4 million premium on accounts receivable purchased during the first nine months of 1997 and $14.8 million for the same period in 1996. Bad debt expense decreased 47.1% to $3.1 million from $5.9 million due primarily to the sale of $16.6 million in defaulted accounts receivable during the nine months ended November 1, 1997 to SRI as compared to $12.4 million for the same period in 1996.

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

         Prior to the acquisition of CR Anthony, CR Anthony sold all its private label credit card accounts receivable to a third party. Stage Stores has terminated this arrangement and SRI has purchased all outstanding receivables from the third party. These receivables were incorporated into the Accounts Receivable Program during the third quarter of 1997. As a result, SRPC purchased these receivables from SRI through additional borrowings under the revolving certificate as well as an increase in the intercompany note payable to SRI.

         The Retained Certificates in Trust decreased 14.3% to $77.3 million at November 1, 1997 from $90.1 million at February 1, 1997 due primarily to the seasonal liquidation of accounts receivable balances generated during the Christmas season as well as an increase in the amounts outstanding under the revolving certificate. Intercompany interest is charged at LIBOR plus 1.0% (6.7% at November 1, 1997). The payable balance to SRI was $17.0 million and $35.0 million at November 1, 1997 and February 1, 1997, respectively. The decrease in the payable balance results from the seasonal liquidation of the accounts receivable balances generated during the Christmas season.

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

                                 SRI RECEIVABLES PURCHASE CO., INC.




December 12, 1997                /s/ Carl E. Tooker
-----------------                -------------------------------------------
(Date)                           Carl E. Tooker
                                 President, Chairman and
                                 Chief Executive Officer


December 12, 1997                /s/ James A. Marcum
-----------------                -------------------------------------------
(Date)                           James A. Marcum
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            Financial Data Schedule