Form 10-K
period 1998-01-31
SRI RECEIVABLES PURCHASE CO
filed 1998-05-01
CIK 1021385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NO. 333-10843

                       SRI RECEIVABLES PURCHASE CO., INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE
(State or other jurisdiction of                         51-349276
incorporation or organization)              (I.R.S. Employer Identification No.)

        10201 MAIN STREET, HOUSTON, TEXAS                 77025
    (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: (713) 667-5601

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates as of April 30, 1998 was zero. The number of shares of common stock outstanding as of April 30, 1998 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly-owned subsidiary of Stage Stores, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM UNDER THE REDUCED DISCLOSURE FORMAT.

                                     PART I

        SRI RECEIVABLES PURCHASE CO., INC.'S ("SRPC") FISCAL YEAR ENDS ON THE SATURDAY NEAREST TO JANUARY 31 IN THE FOLLOWING CALENDAR YEAR. REFERENCES TO YEARS MEANS SRPC'S FISCAL YEAR. FOR EXAMPLE, REFERENCES TO "1997" MEAN THE FISCAL YEAR ENDED JANUARY 31, 1998.

ITEM 1.        BUSINESS

GENERAL

        SRPC is an indirect, wholly owned, limited-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). SRI is a wholly-owned subsidiary of Stage Stores, Inc. ("Stage Stores"). SRPC was formed in 1993 to implement SRI's private label credit card accounts receivable securitization program (the "Accounts Receivable Program"). SRPC is operated in a fashion that is intended to ensure that its assets and liabilities are distinct from those of SRI and its other affiliates so that SRPC's creditors would be entitled to satisfy their claims from SRPC's assets prior to any distribution to SRI or its affiliates. SRPC purchases, on a daily basis in transactions intended to be true sales for creditors' rights purposes, substantially all of the accounts receivables generated by holders of the SRI proprietary credit cards. In the event of a breach of representation or warranty by SRI with respect to a receivable sold by SRI or in the event that a receivable sold by SRI is not an eligible receivable, SRI may be obligated to make certain payments to SRPC or to repurchase such receivable. SRPC in turn transfers, on a daily basis, all of the accounts receivable so purchased to the SRI Receivables Master Trust (the "Trust"), which was also formed in connection with the Accounts Receivable Program. The Trust has contracted with SRI to service the receivables.

        Stage Stores, through SRI, operates the store of choice for well-known, national brand name family apparel in over 500 small towns and communities across the central United States. At January 31, 1998, SRI operated 607 stores primarily through its "Stage", "Bealls" and "Palais Royal" trade names in twenty-four states throughout the central United States. Stage Stores offers its customers a private label credit card which can be used to make purchases at its stores. At January 31, 1998, Stage Stores had approximately two million of active credit card accounts.

ITEM 2.        PROPERTIES

        None.

ITEM 3.        LEGAL PROCEEDINGS

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This Item is omitted pursuant to general instruction I of Form 10-K.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               None.

ITEM 6.        SELECTED FINANCIAL DATA

        This Item is omitted pursuant to general instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure of SRI to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of SRI private label credit cards) could negatively impact SRPC's results of operations. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

1997 COMPARED TO 1996

        Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between 1997 and 1996 pursuant to general instruction I of Form 10-K.

        The gain associated with the Retained Certificates for 1997 decreased 43.5% to $4.1 million from $7.2 million in 1996 due to an increase in premium payments to SRI for the purchase of accounts receivable partially offset by an increase in the amount of service charge income and a decrease in bad debt expense. SRPC paid $27.2 million in premiums on accounts receivable purchased during 1997 and $19.8 million for the same period in 1996.

        Interest income on balances with SRI increased 127.9% to $4.7 million in 1997 from $2.0 million in 1996 due primarily to an increase in the net cash advances to SRI. Interest expense increased 47.4% to $3.7 million in 1997 from $2.5 million in 1996. Additionally, amortization of debt issue costs increased 66.8% to $0.6 million in 1997 from $0.4 million in 1996. These increases were due primarily to the issuance of $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes in June 1996. General and administrative expenses decreased 35.9% to $0.6 million in 1997 from $0.9 million in 1996 due primarily to a reduction in the amortization of trust organization costs which resulted from the write-off of $1.0 million associated with the revolving certificate which was replaced during the fourth quarter of 1997 (see Note 4 to the Financial Statements).

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Index to Financial Statements and Schedules" included on page 5 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This Item is omitted pursuant to general instruction I of Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

        This Item is omitted pursuant to general instruction I of Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This Item is omitted pursuant to general instruction I of Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This Item is omitted pursuant to general instruction I of Form 10-K.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) and (d) Financial Statements

               See "Index to Financial Statements and Schedules" on Page 5.

        (b) Reports on Form 8-K

               None.

        (c) Exhibits - See "Exhibit Index" at X-1.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SRI Receivables Purchase Co., Inc.

                             /s/ CARL TOOKER                      April 30, 1998
                             Carl Tooker
                             Chairman, Chief Executive Officer and President (principal executive officer)

                       SRI Receivables Purchase Co., Inc.

                             /s/ JAMES MARCUM                     April 30, 1998
                             James Marcum
                             Vice Chairman and Chief Financial Officer
                             (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CARL TOOKER          Chairman of the Board of Directors       April 30, 1998
Carl Tooker

/s/ JAMES MARCUM                    Director                      April 30, 1998
James Marcum

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
FINANCIAL STATEMENTS                                                      NUMBER

Report of Independent Accountants.......................................... F-1
Balance Sheet at January 31, 1998 and February 1, 1997..................... F-2
Statement of Income for the fiscal years 1997, 1996 and 1995............... F-3
Statement of Cash Flows for the fiscal years 1997, 1996 and 1995........... F-4
Statement of Stockholder's Equity for the fiscal years 1997, 1996 and 1995. F-5
Notes to Financial Statements.............................................. F-6




SCHEDULES

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of SRI Receivables Purchase Co., Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SRI Receivables Purchase Co., Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
April 21, 1998

                           SRI RECEIVABLES PURCHASE CO., INC.
              (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                                     BALANCE SHEET
                            (in thousands, except par value)

                                                         January 31, February 1,
                                                             1998        1997
                                                          ---------- ----------
                      ASSETS
                      ------
Retained Certificates in Trust ..........................    $72,918    $ 90,102
Restricted cash .........................................      7,808       5,632
Debt issue costs ........................................      1,874       2,440
Trust organization costs ................................      3,883       5,011
                                                             -------    --------
   Total assets .........................................    $86,483    $103,185
                                                             =======    ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued expenses and other accrued liabilities ..........    $   630    $  1,219
Payable to SRI, net .....................................     14,324      35,041
Deferred income taxes ...................................      1,217       1,443
Long-term debt ..........................................     30,000      30,000
                                                             -------    --------
      Total liabilities .................................     46,171      67,703

Common stock, par value $0.01, 1 share
    authorized, issued and outstanding ..................       --          --
Additional paid-in capital ..............................     34,556      29,726
Retained earnings .......................................      5,756       5,756
                                                             -------    --------
      Stockholder's equity ..............................     40,312      35,482
                                                             -------    --------
Commitments and contingencies ...........................       --          --
                                                             -------    --------
   Total liabilities and stockholder's equity ...........    $86,483    $103,185
                                                             =======    ========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                               STATEMENT OF INCOME
                                 (in thousands)

                                                                        Fiscal Year
                                                         -------------------------------------------
                                                             1997           1996           1995
                                                         -------------  -------------  -------------
 Gain associated with Retained Certificates ...........  $    4,099     $    7,249     $   23,397
 Interest income on balances with SRI .................       4,659          2,044            825
 Interest income ......................................         245            150            228
 Interest expense .....................................       3,740          2,538              --
 Amortization of debt issue costs .....................         637            382              --
 General and administrative expenses ..................         597            932          1,152
                                                         -------------  -------------  -------------
 Operating income .....................................       4,029          5,591         23,298

 Income tax expense ...................................       1,483          2,023          8,651
                                                         -------------  -------------  -------------

 Income before extraordinary item .....................       2,546          3,568         14,647

 Extraordinary item - write-off of trust organization
costs .................................................         (642)            --             --
                                                         -------------  -------------  -------------

 Net income ...........................................  $    1,904     $    3,568     $   14,647
                                                         =============  =============  =============

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                    Fiscal Year
                                                        ---------------------------------
                                                             1997        1996        1995
                                                        ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................  $   1,904   $   3,568   $  14,647
                                                        ---------   ---------   ---------
   Adjustments to reconcile net income to net cash
used in operating activities:

     Amortization of trust organization and debt issue
costs ................................................      1,254       1,385       1,101
     Extraordinary item ..............................        642        --          --
     Deferred income taxes ...........................        (58)        380        (295)
     Change in operating assets and liabilities:

        Increase (decrease) in payable to SRI ........    (20,717)     16,519       9,594
        Increase in Trust organization costs .........       --          --          (632)
        Increase (decrease) in accrued expenses and
other liabilities ....................................       (589)         (7)        665
        Unrealized gainassociated with the Retained

Certificates .........................................       (424)     (1,262)     (1,017)
                                                        ---------   ---------   ---------
     Total adjustments ...............................    (19,892)     17,015       9,416
                                                        ---------   ---------   ---------

   Net cash provided by (used in) operating activities    (17,988)     20,583      24,063
                                                        ---------   ---------   ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in restricted cash .....................     (2,176)     (1,221)       (957)
     Purchases of accounts receivable from SRI .......   (486,774)   (458,408)   (408,278)
     Transfer of accounts receivable to Trust ........    508,912     441,345     411,626
                                                        ---------   ---------   ---------
       Net cash provided by (used in) investing
activities ...........................................     19,962     (18,284)      2,391
                                                        ---------   ---------   ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt ........       --        30,000        --
     Additions to debt issue costs ...................        (70)     (2,822)       --
     Dividends paid to SRI ...........................     (1,904)    (29,477)    (26,454)
                                                        ---------   ---------   ---------
       Net cash used in investing activities .........     (1,974)     (2,299)    (26,454)
                                                        ---------   ---------   ---------

       Net change in cash and cash equivalents .......       --          --          --

   Cash and cash equivalents:

     Beginning of year ...............................       --          --          --
                                                        =========   =========   =========
     End of year .....................................  $    --     $    --     $    --
                                                        =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid ...................................  $   3,750   $   2,039   $    --
                                                        =========   =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

     Contribution of ineligible accounts receivable ..  $   4,530   $   4,944   $   4,471
                                                        =========   =========   =========

     Contribution of trust organization costs ........  $     300   $      87   $    --
                                                        =========   =========   =========

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                 Common Stock
                                                             ---------------------
                                                                                          Additional
                                                                Shares                     Paid-In         Retained
                                                              Outstanding    Amount        Capital          Earnings         Total
                                                              -----------  ---------      ----------       ----------     ----------
 Balance, January 28, 1995 ..................................       1       $   --         $ 47,724        $ 15,972        $ 63,696

 Net income .................................................       -           --             --            14,647          14,647
 Dividends ..................................................       -           --             --           (26,454)        (26,454)
 Contribution of ineligible accounts
receivable ..................................................       -           --            4,471            --             4,471
                                                              --------       --------        --------        --------       --------
 Balance, February 3, 1996 ..................................       1           --           52,195           4,165          56,360

 Net income .................................................       -           --             --             3,568           3,568
 Dividends ..................................................       -           --          (27,500)         (1,977)        (29,477)
 Contribution of ineligible accounts
receivable ..................................................       -           --            4,944            --             4,944
 Contribution of trust organization costs ...................       -           --               87            --                87
                                                              --------       --------        --------        --------       --------
 Balance, February 1, 1997 ..................................       1           --           29,726           5,756          35,482

 Net income .................................................       -           --             --             1,904           1,904
 Dividends ..................................................       -           --             --            (1,904)         (1,904)
 Contribution of ineligible accounts
receivable ..................................................       -           --            4,530            --             4,530
 Contribution of trust organization costs ...................       -           --              300            --               300
                                                              --------       --------        --------        --------       --------
 Balance, January 31, 1998 ..................................       1           --         $ 34,556        $  5,756        $ 40,312
                                                              ========       ========        ========        ========       ========


        The accompanying notes are an integral part of these statements.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

        SRI Receivables Purchase Co., Inc. ("SRPC" or the "Company") is a wholly owned, special-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). The Company's ultimate parent is Stage Stores, Inc. ("Stage Stores"). The Company was incorporated in 1993 and was established to acquire substantially all of the trade accounts receivable generated by holders of SRI's private label credit card accounts and transfer such accounts receivable to SRI Receivables Master Trust (the "Trust") under the terms of a pooling and servicing agreement.

        The Company is a separate and distinct entity from Stage Stores and its other affiliates. The Company was established with the intent that in the event of a liquidation, its creditors would be entitled to satisfy their claims from the Company's assets prior to any distribution to Stage Stores or any of its subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

        FISCAL YEAR: The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998. All fiscal years consist of fifty-two weeks except for 1995 which consisted of fifty-three weeks.

        USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        RETAINED CERTIFICATES IN TRUST: Retained certificates in Trust represents the Class D term certificates, the Class B revolving certificate and the transferor certificate (the "Transferor Certificate" and along with the Class D term certificates and the Class B revolving certificate, the "Retained Certificates") which are held by SRPC. SRPC accounts for the Retained Certificates under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income.

        Fair value is determined based upon the purchase price of the receivables as well as actual and estimated finance charge income, servicing cost and bad debt expense associated with the underlying accounts receivable portfolio, return paid to the holders of the Class A, B and C term certificates (the "Term Certificates") and the Class A and B revolving certificates. The realized gain associated with the Retained Certificate represents: (i) actual finance charge income billed to the holders of the underlying accounts receivable; less (ii) actual servicing costs incurred by SRPC under an agreement with SRI, actual return paid to the holders of the Term Certificates and revolving certificate, actual premium payments made to SRI and actual bad debt write-offs net of any recoveries of such write-offs (see Note 3). The change in the unrealized gain (loss) associated with the Retained Certificates represents:
(i) estimated future finance charge income to be billed to the holders of the underlying accounts receivable as the underlying accounts receivable portfolio liquidates; less (ii) the estimated servicing cost to be incurred by SRPC over the liquidation period, estimated return to be paid to the holders of the Term Certificates and revolving certificate over the liquidation period and estimated future bad debt expense associated with the underlying accounts receivable portfolio.

        RESTRICTED CASH: The Company records its undivided interest in the cash balances of the Trust as restricted cash.

        TRUST ORGANIZATION COSTS: Trust organization costs are amortized on a straight-line basis over the expected life of the underlying certificates to their legal maturities of three to nine years. Trust organization costs are net of accumulated amortization of $3.7 million and $3.1 million at January 31, 1998 and February 1, 1997, respectively.

        STATEMENT OF CASH FLOWS: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents in its statement of cash flows.

        FINANCIAL INSTRUMENTS AND DERIVATIVES: The Company records all financial instruments, other than the Retained Certificates, at cost. The fair values of these financial instruments approximate cost. The Company has entered into two interest rate cap agreements in order to hedge its interest rate risk. The cost of entering into the agreements was not material and there are no future costs related to the exercise of these agreements. If future interest rates increase above specified amounts, reimbursements to the Company under the agreements will reduce interest expense.

        INCOME TAXES: Although SRPC is included in the consolidated federal tax return of Stage Stores, the provisions for federal income taxes has been computed as if SRPC had filed a separate federal income tax return. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

        RECLASSIFICATION: The accompanying financial statements include reclassifications from financial statements issued in previous years.

NOTE 3 - RECEIVABLES PURCHASE AGREEMENT:

        The Company has entered into a Receivables Purchase Agreement (the "Purchase Agreement") with SRI. The Purchase Agreement requires SRPC to purchase eligible accounts receivable at a price which may be greater or less than the face amount of such receivables.

        The purchase price is based on: (i) the expected yield on the receivables, reduced by certain costs to SRPC; (ii) the expected losses on the receivables, net of certain expected benefits to SRPC from SRI; and (iii) a reasonable rate of return on SRPC's capital. In 1997, 1996 and 1995, all accounts receivable were purchased at face value plus premiums of $27.9 million, $19.8 million and $12.0 million, respectively, to compensate SRI for the cost of servicing the accounts receivable not offset by the fee SRI charged the Trust described in Note 4. The Purchase Agreement terminates upon the occurrence of certain events specified therein.

        The Purchase Agreement and the Pooling and Servicing Agreement (see Note
4) allow SRPC to sell defaulted accounts receivable to SRI, subject to certain limitations. The Purchase Agreement does not allow for the repurchase of any other receivables by SRI. Sales of defaulted accounts receivable are limited to 95% of the immediately preceding fiscal year's default ratio, as defined in the various agreements, applied to eligible accounts receivable transferred from SRI during any fiscal period.

NOTE 4 - POOLING AND SERVICING AGREEMENT:

        The Company has entered into a Pooling and Servicing Agreement (the "Agreement"), with the Trust, SRI and Bankers Trust (Delaware), as the trustee. Under the terms of the Agreement, as well as various supplements, the Trust issued to third parties $165.0 million of long-term Class A, B and C Term Certificates for cash and a revolving certificate. The Trust used the proceeds from the Term Certificates to purchase substantially all of the credit card accounts receivable of the Company. The Trust has also issued $35.1 million in Class D Term

Certificates to the Company, which do not receive a return. The Trust did not receive any cash for the revolving certificate upon its issuance but rather the holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the Term Certificates and the transferor's retained interest up to a maximum amount. The maximum amount of the original revolving certificate (the "Old Revolving Certificate") was $40.0 million. During the fourth quarter of 1997, the Company replaced the Old Revolving Certificate with a new revolving certificate (the "Revolving Certificate"). Amounts outstanding under the Revolving Certificate, which are currently limited to $82.5 million, are funded by issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the Revolving Certificate will be funded by a liquidity provider. If accounts receivable balances in the Trust fall below the level required to support the certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificate balances. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance.

        The Company owns an undivided interest in the accounts receivable in the Trust not represented by the Term Certificates or Revolving Certificate and SRI continues to service all of the accounts receivable in the Trust. The outstanding balances of the Term Certificates totaled $165.0 million at January 31, 1998 and February 1, 1997. There was $77.0 million outstanding under the Revolving Certificate at January 31, 1998. No amounts were outstanding under the Old Revolving Certificate at February 1, 1997.

        The repayment of the Class B term and revolving certificates is contingent upon full repayment of the Class A term and revolving certificates. The repayment of the Class C term and revolving certificates is contingent upon full repayment of the Class B term and revolving certificates. The repayment of the Class D term certificates is contingent upon full repayment of the Class C term certificates.

        Total accounts receivable transferred to the Trust during 1997, 1996 and 1995 were $508.9 million, $441.4 million and $411.6 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to:
(i) the purchase of new accounts receivable generated by the Company; (ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The Term Certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. Principal payments commence on December 31, 1999 but can be accelerated upon occurrence of certain events. The Company is currently protected against increases above a 12% return with respect to the Term Certificates under an agreement entered into with a bank. The Company is exposed to a loss in the event of non-performance by the bank. However, the Company does not anticipate non-performance by the bank. The Revolving Certificate entitles the holder to receive a return based upon a commercial paper rate, or a base rate plus a specified margin depending on the type of funding outstanding for the Revolving Certificate. The purchase commitment for the Revolving Certificate is three years, subject to renewal at the option of the parties. At January 31, 1998, the average rate of return on the Term Certificates and the Revolving Certificate were 6.9% and 5.8%, respectively.

        SRI acts as agent to service the accounts receivable but this appointment may be revoked under certain circumstances. Under the Agreement, SRI receives a servicing fee equal to 2% of all Term and Revolving Certificates outstanding. SRI received $4.6 million, $4.1 million and $3.8 million during 1997, 1996 and 1995, respectively, as compensation for servicing the accounts receivable under the Agreement.

NOTE 5 - LONG-TERM DEBT:

        During 1996, the Company issued $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes (the "SRPC Notes"). The SRPC Notes are collateralized by the Retained Certificates. Interest and principal payments are made from amounts otherwise received by SRPC from funds associated with the Retained Certificates. Interest is payable semi-annually on June 15 and December 15 of each year commencing December 15, 1996. Principal matures December 2000.

NOTE 6  - INCOME TAXES:

        All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                             Fiscal Year
                                                  ------------------------------
                                                     1997       1996       1995
                                                  -------     ------    -------

Federal income tax expense (benefit):

    Current ..................................    $ 1,596     $1,582    $ 8,309
    Deferred .................................       (202)       339       (420)
                                                  -------     ------    -------
                                                    1,394      1,921      7,889
                                                  -------     ------    -------
State income tax expense (benefit):

    Current ..................................        113         61        637
    Deferred .................................        (24)        41        125
                                                  -------     ------    -------
                                                       89        102        762
                                                  -------     ------    -------

                                                  $ 1,483     $2,023    $ 8,651
                                                  =======     ======    =======


        A reconciliation between the federal income tax expense charged to continuing operations computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

                                                             Fiscal Year
                                                        ------------------------
                                                          1997     1996     1995
                                                        ------   ------   ------

Federal  income tax  expense  at the  statutory
rate ................................................   $1,410   $1,957   $8,154
State income taxes, net .............................       73       66      497
                                                        ======   ======   ======
                                                        $1,483   $2,023   $8,651
                                                        ======   ======   ======

   Deferred tax liabilities (assets) consist of the following (in thousands):

                                                         January 31, February 1,
                                                             1998          1997
                                                          -------       -------

Gross deferred tax liabilities:
    Unrealized gain associated with the
        Retained Certificates ......................      $ 1,309       $ 1,501

Gross deferred tax assets:
    Other ..........................................          (92)          (58)

Deferred tax assets valuation allowance ............         --            --
                                                          -------       -------
                                                          $ 1,217       $ 1,443
                                                          =======       =======

        In connection with the write-off of trust organization costs during 1997, the Company recorded an extraordinary charge of $1.0 million, net of applicable income taxes of $0.4 million.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

        LITIGATION: Although no litigation is currently pending, the Company is subject to claims and litigation arising in the normal course of its business.

        CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The credit risk associated with the Company's accounts receivable is limited by the large number of customers in SRI's customer base. Substantially all of SRI's customers reside in the central United States.

NOTE 8 - RELATED PARTY TRANSACTIONS:

        In connection with the transactions discussed in Note 3 and Note 4, the Company will record a payable to or a receivable from SRI. Intercompany interest was charged on receivable balances from SRI at LIBOR plus 1.0% (6.8% at January 31, 1998).

                                  EXHIBIT INDEX

    The following documents are the exhibits to the Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.

   EXHIBIT
   NUMBER                                         EXHIBIT
   ------                                         -------

    *3.1      Certificate of Incorporation of SRI Receivables Purchase Co., Inc.

    *3.2      By-Laws of SRI Receivables Purchase Co., Inc.

    *4.1      Indenture among SRI Receivables Purchase Co., Inc., Specialty
                 Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of Note). (Incorporated by Reference to
                 Exhibit 4.1 on Form 10-Q of Apparel Retailers, Inc., dated
                 May 4, 1996

    *4.2      Series 1997-1 Supplement dated December 3, 1997 to Amended and
                 Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated November 1, 1997).

    *4.3      Class A Certificate Purchase Agreement amount SRI Receivables
                 Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit
                 4.8 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

    *4.4      Class B Certificate Purchase Agreement amount SRI Receivables
                 Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit
                 4.9 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

    *4.5      Amended and Restated Series 1993-1 Supplement among SRI
                 Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Apparel
                 Retailers, Inc., dated May 4, 1996).

    *4.6      Amended and Restated Series 1995-1 Supplement by and among SRI
                 Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated May 30, 1996 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    *4.7      Amended  and Restated Receivables Purchase Agreement among SRI
                 Receivables Purchase Co., Inc. and the Originators dated as of May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    *4.8      Certificate Purchase Agreements between SRI Receivables Purchase
                 Co., Inc. and the Purchasers of the Series 1993-1 Offered Certificates (Incorporated by Reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4 of
                 Specialty Retailers, Inc.).

    *4.9      Revolving Certificate Purchase Agreement between SRI Receivables
                 Purchase Co., Inc., the Facility Agent and the Revolving Purchasers with respect to the Class A-R Certificates (Incorporated by Reference to Exhibit 4.11 of
                 Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.).

    *4.10    Certificate Purchase Agreement among SRI Receivables Purchase
                 Co., Inc., Specialty Retailers, Inc. and the Certificate Purchaser dated as of August 11, 1995 (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

    *4.11     Series 1997-1 Supplement dated as of December 3, 1997 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated November 1, 1997).

   *10.1      Registration Rights Agreement dated as of May 30, 1996 by and among SRI Receivables Purchase Co., Inc. and BT Securities Corporation relating to the sale of SRI Receivables Purchase Co., Inc. 12.5% Trust Certificate-Backed Notes (Incorporated by Reference to Exhibit 10.1 of Registration No.
                 333-10843 on Form S-4 of SRI Receivables Purchase Co., Inc.).

   *10.2      Employment Agreement between Stage Stores, Inc. and Carl E.
                 Tooker dated April 1, 1998. (Incorporated by Reference to
                 Exhibit 10.3 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

   *10.3      Stock Option Agreement between Specialty Retailers, Inc. and
                 Carl E. Tooker dated June 9, 1993 (Incorporated by Reference to Exhibit 10.18 of Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.).

   *10.4      Employment Agreement between James Marcum and Stage Stores,
                 Inc. dated April 1, 1998. (Incorporated by Reference to
                 Exhibit 10.6 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

  **27.1      Financial Data Schedule.

----------

*   Previously Filed
**  Filed Herewith