Form 10-Q
period 1998-05-02
SRI RECEIVABLES PURCHASE CO
filed 1998-06-12
CIK 1021385

FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 2, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 2, 1998 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
==============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SRI RECEIVABLES PURCHASE CO., INC.
    (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                       CONDENSED BALANCE SHEET
                  (in thousands, except par value)
                             (unaudited)

                                                        May 2,       January 31,
                                                         1998           1998
                                                       -------        -------
                 ASSETS

Retained Certificates in Trust .....................   $68,202        $72,918
Restricted cash ....................................     7,738          7,808
Debt issue costs ...................................     1,713          1,874
Trust organization costs ...........................     3,762          3,883
                                                       -------        -------
      Total assets .................................   $81,415        $86,483
                                                       =======        =======
  LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other accrued
    liabilities ....................................     1,605            630
Payable to SRI .....................................     7,650         14,324
Deferred income taxes ..............................     1,218          1,217
Long-term debt .....................................    30,000         30,000
                                                       -------        -------
      Total liabilities ............................    40,473         46,171

Common stock, par value $0.01, 1 share
    authorized, issued and outstanding .............      --             --
Additional paid-in capital .........................    35,563         34,556
Retained earnings ..................................     5,379          5,756
                                                       -------        -------
      Stockholder's equity .........................    40,942         40,312
                                                       -------        -------
Commitments and contingencies ......................      --             --
                                                       -------        -------
      Total liabilities and
          stockholder's equity .....................   $81,415        $86,483
                                                       =======        =======

         The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                          CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                     -------------------------
                                                     May 2, 1998   May 3, 1997
                                                     -----------   -----------
Gain associated with Retained Certificates .......   $       490   $     1,752
Interest income on balances with SRI .............         1,724           979
Interest income ..................................            57            53
Interest expense .................................           935           935
Amortization of debt issue costs .................           161           157
General and administrative expenses ..............           174           167
                                                     -----------   -----------
Operating income .................................         1,001         1,525

Income tax expense ...............................           371           567
                                                     -----------   -----------
Net income .......................................   $       630   $       958
                                                     ===========   ===========

        The accompanying notes are an integral part of this statement.

                     SRI RECEIVABLES PURCHASE CO., INC.
        (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                        ------------------------
                                                        May 2, 1998  May 3, 1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................   $     630    $     958
                                                         ---------    ---------
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Amortization of trust organization and debt
       issue costs ...................................         356          349
     Deferred income taxes ...........................        --            516
     Change in working capital .......................      (5,697)     (17,205)
                                                         ---------    ---------
     Total adjustments ...............................      (5,341)     (16,340)
                                                         ---------    ---------

   Net cash used in operating activities .............      (4,711)     (15,382)
                                                         ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in restricted cash ..........          70       (2,269)
     Purchases of accounts receivable from SRI .......    (126,281)     (85,809)
     Transfer of accounts receivable to the Trust ....     131,929      103,483
                                                         ---------    ---------
       Net cash provided by investing activities .....       5,718       15,405
                                                         ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to debt issue costs ...................        --            (23)
     Dividends paid to SRI ...........................      (1,007)        --
                                                         ---------    ---------
       Net cash used in investing activities .........      (1,007)         (23)
                                                         ---------    ---------
       Net change in cash and cash equivalents .......        --           --

   Cash and cash equivalents:
     Beginning of period .............................        --           --
                                                         ---------    ---------
     End of period ...................................   $    --      $    --
                                                         =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

     Contribution of ineligible accounts
        receivable ...................................   $     933    $   1,101
                                                         =========    =========
     Contribution of trust organization costs ........   $      74    $    --
                                                         =========    =========

        The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                   CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)
                                   (unaudited)

                               Common Stock
                             -------------------
                                                Additional
                              Shares             Paid-in    Retained
                            Outstanding  Amount  Capital    Earnings     Total
                            -----------  ------  --------   --------   --------
Balance, January 31, 1998             1  $ --    $ 34,556   $  5,756   $ 40,312

Net income ...............         --      --        --          630        630
Dividends ................         --      --        --       (1,007)    (1,007)
Contribution of ineligible
accounts receivable ......         --      --         933       --          933
Contribution of trust
organization costs .......         --      --          74       --           74
                            -----------  ------  --------   --------   --------

Balance, May 2, 1998 .....            1  $ --    $ 35,563   $  5,379   $ 40,942
                            ===========  ======  ========   ========   ========

        The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly owned subsidiary of Stage Stores, Inc.)
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

      1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. (the "Company" or "SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 1998 filed with SRPC's Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ended January 30, 1999.

      2. SRPC is a wholly owned, special-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). The Company's ultimate parent is Stage Stores, Inc. ("Stage Stores"). The Company was incorporated in 1993 and established to acquire substantially all of the trade accounts receivable generated by holders of SRI's private label credit card accounts and transfer such accounts receivable to SRI Receivables Master Trust under the terms of a pooling and servicing agreement. The Company is a separate and distinct entity from Stage Stores and it's other affiliates. The Company was established with the intent that in the event of a liquidation, it's creditors would be entitled to satisfy their claims from the Company's assets prior to any distribution to Stage Stores or any of it's subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure of SRI to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of SRI private label credit card accounts) could negatively impact SRPC's results of operations. Certain information herein contains estimates, which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between first quarter 1998 and first quarter 1997, pursuant to General Instruction H of Form 10-Q

      The gain associated with the Retained Certificates for the first quarter of 1998 decreased 72.2% to $0.5 million from $1.8 million in the same period in 1997 due to an increase in premium payments to SRI for the purchase of accounts receivable partially offset by an increase in the amount of service charge income and decrease in bad debt expense. Interest income on balances with SRI increased 70.0% to $1.7 million in the first quarter of 1998 from $1.0 million in the first quarter of 1997 primarily due to an increase in the net cash advances to SRI. Interest expense remained the same at $.9 million in the first quarters of 1998 and 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item omitted pursuant to General Instruction H of Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

      This item is omitted pursuant to General Instruction H of Form 10-Q.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      This item is omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      This item is omitted pursuant to General Instruction H of Form 10-Q.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      27.1     Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SRI RECEIVABLES  PURCHASE CO., INC.

JUNE 10, 1998                                /S/ CARL E. TOOKER
(Date)                                       Carl E. Tooker
                                             Chairman, Chief Executive Officer
                                             and President
                                             (principal executive officer)


JUNE 10, 1998                                /S/ JAMES A. MARCUM
(Date)                                       James A. Marcum
                                             Vice Chairman and
                                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)