Form 10-Q
period 1998-08-01
SRI RECEIVABLES PURCHASE CO
filed 1998-09-15
CIK 1021385

==============================================================================
                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 1, 1998

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ______________

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

The number of shares of common stock outstanding as of September 14, 1998 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

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
                       (in thousands, except par value)
                                 (unaudited)


                                                    AUGUST 1,     JANUARY 31,
                                                         1998        1998
                                                   -----------   ------------
                      ASSETS

Retained Certificates in Trust ..................    $70,551       $72,918

Restricted cash .................................      5,323         7,808
Debt issue cost .................................      1,553         1,874
Trust organization costs ........................      3,565         3,883
                                                     -------       -------
                                                     $80,992       $86,483
                                                     =======       =======

    LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other liabilities ..........    $ 1,921       $ 1,847
Payable to SRI ..................................      6,642        14,324
Long-term debt ..................................     30,000        30,000
                                                     -------       -------
      Total liabilities .........................     38,563        46,171


Common stock, par value $0.01, 1 share
      authorized, issued and outstanding ........       --            --
Additional paid-in capital ......................     36,419        34,556
Retained earnings ...............................      6,010         5,756
                                                     -------       -------
      Stockholder's equity ......................     42,429        40,312
                                                     -------       -------
Commitments and contingencies ...................       --            --
                                                     -------       -------
                                                     $80,992       $86,483
                                                     =======       =======


            The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                          CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                       ------------------------    ------------------------
                                        AUGUST 1,     AUGUST 2,     AUGUST 1,    AUGUST 2,
                                          1998          1997          1998         1997
                                        ---------    ----------     ---------    ---------
Gain associated with Retained
  Certificates .....................     $  306         1,438           796         3,190
Interest income on receivable
  from SRI .........................      1,924         1,302         3,648         2,281
Interest income ....................         50            63           107           116
Interest expense ...................        935           935         1,870         1,870
Amortization of debt issue
  costs ............................        160           159           321           316
General and administrative
  expenses .........................        182           174           356           341
                                         ------        ------        ------        ------
Operating income ...................      1,003         1,535         2,004         3,060
Income tax expense .................        372           571           743         1,138
                                         ------        ------        ------        ------
Net income .........................     $  631        $  964        $1,261        $1,922
                                         ======        ======        ======        ======

            The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                         AUGUST 1,    AUGUST 2,
                                                            1998        1997
                                                        -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................   $   1,261    $   1,922
                                                         ---------    ---------
   Adjustments to reconcile net income to
    net cash used in operating activities:
     Amortization of trust organization and debt
       issue costs ...................................         713          702
     Change in working capital .......................      (7,607)     (32,580)
                                                         ---------    ---------
     Total adjustments ...............................      (6,894)     (31,878)
                                                         ---------    ---------

   Net cash used in operating activities .............      (5,633)     (29,956)
                                                         ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in restricted cash ..........       2,485       (1,036)
     Purchases of accounts receivable from SRI .......    (264,450)    (187,819)
     Transfer of accounts receivable to the Trust ....     268,605      218,870
                                                         ---------    ---------
       Net cash provided by investing activities .....       6,640       30,015
                                                         ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to debt issue costs ...................        --            (59)
     Dividends paid to SRI ...........................      (1,007)        --
                                                         ---------    ---------
       Net cash used in investing activities .........      (1,007)         (59)
                                                         ---------    ---------

       Net change in cash and cash equivalents .......        --           --

   Cash and cash equivalents:
     Beginning of period .............................        --           --
                                                         ---------    ---------
     End of period ...................................   $    --      $    --
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid ...................................   $   1,875    $   1,875
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

     Contribution of ineligible accounts
       receivable ....................................   $   1,789    $   2,232
                                                         =========    =========

     Contribution of trust organization costs ........   $      74    $    --
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

                                  COMMON STOCK
                              ----------------------    ADDITIONAL
                                 SHARES                  PAID-IN       RETAINED
                              OUTSTANDING    AMOUNT      CAPITAL       EARNINGS        TOTAL
                              -----------   --------   -----------    ----------     --------
Balance, January 31, 1998              1      $--       $ 34,556      $  5,756       $ 40,312

Net income ...............          --         --           --           1,261          1,261

Dividends paid ...........          --         --           --          (1,007)        (1,007)
Contribution of ineligible
accounts receivable ......          --         --          1,789          --            1,789
Contribution of trust
organization costs .......          --         --             74          --               74
                                --------      ----      --------      --------       --------

Balance, August 1, 1998 ..             1      $--       $ 36,419      $  6,010       $ 42,429
                                ========      ====      ========      ========       ========


            The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly owned subsidiary of Stage Stores, Inc.)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


      1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. (the "Company" or "SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are in the opinion of management necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 1998 filed with SRPC's Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ended January 30, 1999.

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

RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between the six months ended August 1, 1998 and the six months ended August 2, 1997, pursuant to General Instruction H of Form 10-Q

      The gain associated with the Retained Certificates for the six months ended August 1, 1998 decreased 75.0% to $0.8 million from $3.2 million in the same period in 1997 due to an increase in premium payments to SRI for the purchase of accounts receivable as well as an increase in the return paid to certificate holders in the Trust partially offset by an increase in the amount of service charge income and decrease in bad debt expense. Interest income on balances with SRI increased 56.5% to $3.6 million for the six months ended August 1, 1998 from $2.3 million in the same period in 1997 primarily due to an increase in the net cash advances to SRI. Interest expense remained the same at $1.9 million for the six months ended August 1, 1998 and August 2, 1997.

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


                                          SRI RECEIVABLES PURCHASE CO., INC.



SEPTEMBER 14, 1998                        /s/ CARL E. TOOKER
(Date)                                        Carl E. Tooker
                                              Chairman , Chief Executive Officer
                                               and President (principal
                                               executive officer)


SEPTEMBER 14, 1998                        /s/ JAMES A. MARCUM
(Date)                                        James A. Marcum
                                              Vice Chairman and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)