Form 10-Q
period 1998-10-31
SRI RECEIVABLES PURCHASE CO
filed 1998-12-15
CIK 1021385

================================================================================

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from                 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of December 15, 1998 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

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
                        (in thousands, except par value)
                                   (unaudited)

                                                       October 31,   January 31,
                                                          1998         1998
                                                         -------      -------
                   ASSETS
Retained Certificates in Trust ......................    $71,516      $72,918

Restricted cash .....................................      5,408        7,808
Debt issue cost Adjustments
  to reconcile net income to net ....................      1,392        1,874
Trust organization costs ............................      4,069        3,883
                                                         -------      -------
                                                         $82,385      $86,483
                                                         =======      =======

    LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other liabilities ..............    $ 2,861      $ 1,847
Payable to SRI ......................................      5,511       14,324
Long-term debt ......................................     30,000       30,000
                                                         -------      -------
      Total liabilities .............................     38,372       46,171

Common stock, par value $0.01, 1 share
  authorized, issued and outstanding ................       --           --
Additional paid-in capital ..........................     37,813       34,556
Retained earnings ...................................      6,200        5,756
                                                         -------      -------
      Stockholder's equity ..........................     44,013       40,312
                                                         -------      -------
Commitments and contingencies .......................       --           --
                                                         -------      -------
                                                         $82,385      $86,483
                                                         =======      =======

            The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                          CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)

                                Three Months Ended          Nine Months Ended
                              ----------------------      --------------------
                             October 31,   November 1,  October 31,  November 1,
                                1998          1997         1998          1997
                              -------        ------       ------        ------
Gain associated with
  Retained Certificates ....  $  (467)       $   38       $  329        $3,228
Interest income on
  receivable from SRI ......    1,985         1,274        5,633         3,555
Interest income ............       54            54          161           170
Interest expense ...........      935           935        2,805         2,805
Amortization of debt
  issue costs ..............      161           160          482           476
General and
  administrative expenses ..      177           170          533           511
                              -------        ------       ------        ------
Operating income ...........      299           101        2,303         3,161
Income tax expense .........      109            38          852         1,176
                              -------        ------       ------        ------
Net income .................  $   190        $   63       $1,451        $1,985
                              =======        ======       ======        ======

         The accompanying notes are an integral part of this statement.

                       SRI RECEIVABLES PURCHASE CO., INC.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                          -------------------------
                                                         October 31,     November 1,
                                                            1998             1997
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................      $   1,451       $   1,985
                                                          ---------       ---------
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Amortization of trust organization and debt
         issue costs ...............................          1,072           1,055
       Change in working capital ...................         (8,936)        (16,653)
                                                          ---------       ---------
       Total adjustments ...........................         (7,864)        (15,598)
                                                          ---------       ---------
   Net cash used in operating activities ...........         (6,413)        (13,613)
                                                          ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in restricted cash ........          2,400          (2,539)
     Purchases of accounts receivable from SRI .....       (398,739)       (322,988)
     Transfer of accounts receivable to the Trust ..        403,759         339,210
                                                          ---------       ---------
       Net cash provided by investing activities ...          7,420          13,683
                                                          ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to debt issue costs .................           --               (70)
     Dividends paid to SRI .........................         (1,007)           --
                                                          ---------       ---------
       Net cash used in investing activities .......         (1,007)            (70)
                                                          ---------       ---------
       Net change in cash and cash equivalents .....           --              --

   Cash and cash equivalents:
     Beginning of period ...........................           --              --
                                                          ---------       ---------
     End of period .................................      $    --         $    --
                                                          =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid .................................      $   1,875       $   1,875
                                                          =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Contribution of ineligible accounts
       receivable ..................................      $   2,481       $   3,244
                                                          =========       =========
     Contribution of trust organization costs ......      $     776       $    --
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

                                  Common Stock
                                ----------------    Additional
                                Shares               Paid-in     Retained
                              Outstanding  Amount    Capital     Earnings        Total
                                -----      -----     -------      -------       --------
Balance, January 31, 1998           1      $ --      $34,556      $ 5,756       $ 40,312

Net income ...............         --        --         --          1,451          1,451

Dividends paid ...........         --        --         --         (1,007)        (1,007)
Contribution of ineligible
  accounts receivable ....         --        --        2,481         --            2,481
Contribution of trust
  organization costs ....          --        --          776         --              776
                                -----      -----     -------      -------       --------
Balance, October 31, 1998           1      $ --      $37,813      $ 6,200       $ 44,013
                                =====      =====     =======      =======       ========

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

      2. SRPC is a wholly owned, special-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). The Company's ultimate parent is Stage Stores, Inc. ("Stage Stores"). The Company, which was incorporated in 1993, was established to acquire substantially all of the trade accounts receivable generated by holders of SRI's private label credit card accounts and to transfer such accounts receivable to the SRI Receivables Master Trust (the "Trust") under the terms of a pooling and servicing agreement. The Company is a separate and distinct entity from Stage Stores and its other affiliates. The Company was established with the intent that, in the event of a liquidation, its creditors would be entitled to satisfy their claims from the Company's assets prior to any distribution to Stage Stores or any of its subsidiaries. The Trust has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest").

      3. During September 1998, the Company amended the revolving certificate to increase the limit that may be outstanding from $82.5 million to $165 million through March 31, 1999. The maximum that can be outstanding under the revolving certificate will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. In addition, a new class of certificates (the "Class B-2 Certificates") was created under the revolving certificate to allow for up to an additional $10 million to be outstanding from October 16, 1998 through December 24, 1998. The Class B-2 Certificates are collateralized by the accounts receivable transferred to the Trust, subordinated to certain other classes of certificates outstanding. The Class B-2 Certificates bear a floating rate of return, which was 10.25% at October 31, 1998.

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

RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between the nine months ended October 31, 1998 and the nine months ended November 1, 1997, pursuant to General Instruction H of Form 10-Q.

      The gain associated with the Retained Certificates for the nine months ended October 31, 1998 decreased 90.6% to $0.3 million from $3.2 million in the same period in 1997 due to an increase in premium payments to SRI for the purchase of accounts receivable as well as an increase in the return paid to certificate holders in the Trust partially offset by an increase in the amount of service charge income and a decrease in bad debt expense. Interest income on balances with SRI increased 55.6% to $5.6 million for the nine months ended October 31, 1998 from $3.6 million in the same period in 1997 primarily due to an increase in the net cash advances to SRI. Interest expense remained the same at $2.8 million for the nine months ended October 31, 1998 and November 1, 1997.

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

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          4.1 Amended and Restated Series 1997-1 Supplement dated as of October 16, 1998 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 and August 1, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders. Incorporated by reference from the Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998.

          4.2 Class B-2 Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B-2 Purchasers parties thereto, and Credit Suisse First Boston. Incorporated by reference from the Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998.

          4.3 Amendment No. 1 to Class A Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers parties thereto and Credit Suisse First Boston. Incorporated by reference from the Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998.

          4.4 Amendment No. 1 to Class B Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston. Incorporated by reference from the Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998.

         27.1  Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SRI RECEIVABLES PURCHASE CO., INC.

DECEMBER 15, 1998                            /s/ CARL E. TOOKER
(Date)                                       Carl E. Tooker
                                             Chairman , Chief Executive Officer
                                             and President
                                             (principal executive officer)


DECEMBER 15, 1998                            /s/ JAMES A. MARCUM
(Date)                                       James A. Marcum
                                             Vice Chairman and
                                             Chief Financial Officer
                                             (principal financial and accounting
                                              officer)