Form 10-K405
period 1999-01-30
SRI RECEIVABLES PURCHASE CO
filed 1999-04-30
CIK 1021385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

              For the fiscal year ended January 30, 1999

                                  OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                    Commission File No.  333-10843

                  SRI RECEIVABLES PURCHASE CO., INC.
        (Exact name of registrant as specified in its charter)

            DELAWARE
(State or other jurisdiction of                51-349276
 incorporation or organization)      (I.R.S. Employer Identification
                                     No.)

10201 Main Street, Houston, Texas                 77025
                                               (Zip code)
(Address  of principal executive offices)


Registrant's telephone number, including area code:  (713) 667-5601

Securities  registered pursuant to Section  12(b)  of  the Act: NONE

Securities  registered pursuant to Section  12(g)  of  the Act: NONE

Indicate  by  check  mark whether the registrant  (1)  has
filed  all reports required to be filed by Section  13  or
15(d)  of  the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period  that  the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for at least  the
past 90 days.
Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held
by  non-affiliates  as of April 29, 1999  was  zero.   The
number  of shares of common stock outstanding as of  April
29,  1999  was  1,000 shares which were held by  Specialty
Retailers,  Inc.,  a  wholly-owned  subsidiary  of   Stage
Stores, Inc.

                 DOCUMENTS INCORPORATED BY REFERENCE
                                 NONE

THE  REGISTRANT MEETS THE CONDITIONS SET FORTH IN  GENERAL
INSTRUCTION  (I)(1)(a)  and  (b)  OF  FORM  10-K  AND   IS
THEREFORE  FILING  THIS FORM UNDER THE REDUCED  DISCLOSURE
FORMAT.

                             PART I


      References to a particular year are to SRI Receivables Purchase Co., Inc.'s fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31, of the following calendar year ( e.g., a reference to "1998" is a reference to the fiscal year ended January 30, 1999).


ITEM 1.        BUSINESS

General

      1.  SRI  Receivables Purchase Co., Inc. (the  "Company"  or
"SRPC") is a wholly owned, special-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). The Company's ultimate parent is Stage Stores, Inc. ("Stage Stores"). The Company, which was incorporated in 1993, was established to acquire substantially all of the trade accounts receivable generated by holders of SRI's private label credit card accounts and to transfer such accounts receivable to the SRI Receivables Master Trust (the "Trust") under the terms of a pooling and servicing agreement. The Company is a separate and distinct entity from Stage Stores and its other affiliates. The Company was established with the intent that, in the event of a liquidation, its creditors would be entitled to satisfy their claims from the Company's assets prior to any distribution to Stage Stores or any of its subsidiaries. The Trust has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest").

      2. Stage Stores, through SRI, operates the store of choice for well-known, nationally recognized brand name apparel accessories, cosmetics and footwear in over 500 small towns and communities throughout the United States. At January 30, 1999, SRI operated 679 stores in twenty-four states. Although the stores may be operated under the "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the vast majority of the stores operate under one concept and strategy. Stage Stores offers its customers a private label credit card which can be used to make purchases at its stores. At January 30, 1999, Stage Stores had approximately 2.3 million of active credit card accounts.


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


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product and the failure of SRI to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of SRI private label credit cards) could negatively impact SRPC's results of operations. Also, see "Risk Factors" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Stage Stores Form 10-K for the period ended January 30, 1999, filed April 16, 1999, for a discussion of risk factors relating to the operations of SRPC's parent company. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.


1998 Compared to 1997

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS IS LIMITED TO AN ANALYSIS OF OPERATIONS
BETWEEN  1998 AND 1997 PURSUANT TO GENERAL INSTRUCTION I OF  FORM
10-K.

     The gain associated with the Retained Certificates for 1998 decreased 41.5% to $2.4 million from $4.1 million in 1997 due to an increase in premium payments to SRI for the purchase of accounts as well as an increase in the return paid to certificate holders in the Trust partially offset by an increase in the amount of service charge and late fee income and a decrease in bad debt expense. SRPC paid $39.7 million in premiums on accounts receivable purchased during 1998 and $27.2 million for the same period in 1997. Interest income on balances with SRI increased 61.7% to $7.6 million in 1998 from $4.7 million in 1997 primarily due to an increase in the net cash advances to SRI.

Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999 and estimates adoption will result in an after tax charge of approximately $1.5 million.


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


                    SRI Receivables Purchase Co., Inc.

                      /s/ Carl Tooker                April 29, 1999
                      Carl Tooker
                      Chairman, Chief  Executive  Officer and
                      President (principal executive officer)


                    SRI Receivables Purchase Co., Inc.

                      /s/ James Marcum               April 29, 1999
                      James Marcum
                      Vice Chairman and Chief Financial Officer
                      (principal financial and accounting officer)




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Carl Tooker      Chairman of the Board of Directors    April 29, 1999
Carl Tooker


/s/ James Marcum      Director                             April 29, 1999
James Marcum







          INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
Financial Statements                                                 Number

Report of Independent Accountants                                      F-1
Balance Sheet at January 30, 1999 and January 31, 1998                 F-2
Statement  of  Income for the fiscal years 1998,  1997  and  1996      F-3
Statement of Cash Flows for the fiscal years 1998, 1997 and 1996 F-4 Statement of Stockholder's Equity for the
fiscal years 1998, 1997 and 1996                                       F-5
Notes to Financial Statements                                          F-6




Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.






                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of SRI Receivables Purchase Co., Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SRI Receivables Purchase Co., Inc. (the "Company") at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers  LLP


Houston, Texas
April 9, 1999




           SRI Receivables Purchase Co., Inc.
(An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                     Balance Sheet
               (in thousands, except par value)


                                           January 30, 1999   January 31, 1998

              ASSETS
 Retained Certificates in Trust                $ 83,044            $ 72,445
 Restricted cash                                  5,926               7,808
 Prepaid expenses                                   899                 473
 Debt issue costs                                 1,231               1,874
 Trust organization costs                         3,171               3,883
  Total assets                                 $ 94,271            $ 86,483

  LIABILITIES AND STOCKHOLDER'S
              EQUITY
 Accrued expenses and other
  accrued liabilities                         $    709            $    630
 Payable to SRI, net                            23,497              14,324
 Deferred income taxes                           2,179               1,217
 Long-term debt                                 30,000              30,000
       Total liabilities                        56,385              46,171

 Common stock, par value $0.01, 1
  share authorized, issued and
  outstanding                                      --                  --
 Additional paid-in capital                     32,130              34,556
 Retained earnings                               5,756               5,756
       Stockholder's equity                     37,886              40,312
 Commitments and contingencies                     --                  --
  Total liabilities and
   stockholder's equity                       $ 94,271            $ 86,483



             SRI Receivables Purchase Co., Inc.
(An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                   Statement of Income
                     (in thousands)


                                                       Fiscal Year
                                                1998       1997        1996


 Gain associated with Retained Certificates    $2,405     $4,099      $7,249
 Interest income on balances with SRI           7,598      4,659       2,044
 Interest income                                  219        245         150
 Interest expense                               3,740      3,740       2,538
 Amortization of debt issue costs                 642        637         382
 General and administrative expenses              938        597         932
 Operating income                               4,902      4,029       5,591

 Income tax expense                             1,826      1,483       2,023

 Income before extraordinary item               3,076      2,546       3,568

 Extraordinary item - write-off
  of trust organization costs                     --        (642)        --

 Net income                                    $3,076     $1,904      $3,568



            SRI Receivables Purchase Co., Inc.
 (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                 Statement of Cash Flows
                     (in thousands)


                                                             Fiscal Year
                                                    1998       1997       1996
Cash flows from operating activities:
 Net income                                        $3,076     $1,904     $3,568
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Amortization of trust organization
    and debt issue costs                            1,659      1,254      1,385
    Extraordinary item                                --         642        --
    Deferred income taxes                             962        (58)       380
    Change in operating assets and liabilities:
        Increase (decrease) in payable to SRI       9,173    (20,717)    16,519
        Increase (decrease) in accrued
         expenses and other liabilities                79       (589)        (7)
        Unrealized gain associated with
         the Retained Certificates                 (3,363)      (424)    (1,262)
     Total adjustments                              8,510    (19,892)    17,015

 Net cash provided by (used in)
  operating activities                              11,586    (17,988)    20,583

Cash flows from investing activities:
   (Increase) decrease in restricted cash            1,882     (2,176)   (1,221)
   Purchases of accounts receivable from SRI      (589,685)  (486,774) (458,408)
   Transfer of accounts receivable to Trust        585,299    508,912   441,345
     Net cash provided by (used in)
      investing activities                          (2,504)    19,962   (18,284)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt            --         --     30,000
   Additions to debt issue costs                       --         (70)   (2,822)
   Dividends paid to SRI                            (9,082)    (1,904)  (29,477)
     Net cash used in financing activities          (9,082)    (1,974)   (2,299)

     Net change in cash and cash equivalents           --         --        --

 Cash and cash equivalents:
   Beginning of year                                   --         --        --
   End of year                                     $   --     $   --    $   --

Supplemental disclosure of cash flow information:

   Interest paid                                    $3,750     $3,750    $2,039

Supplemental schedule of non-cash
investing and financing activities:

   Contribution of ineligible accounts receivable   $3,276     $4,530    $4,944

   Contribution of trust organization costs          $ 304      $ 300     $  87


              SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
              Statement of Stockholder's Equity
                       (in thousands)


                                   Common Stock
                                                    Additional
                                  Shares              Paid-In  Retained
                                Outstanding  Amount   Capital  Earnings  Total

 Balance, February 3, 1996            1      $ --     $52,195   $4,165  $56,360

 Net income                          --        --         --     3,568    3,568
 Dividends                           --        --     (27,500)  (1,977) (29,477)
 Contribution of ineligible
  accounts receivable                --        --       4,944      --     4,944
 Contribution of trust
  organization costs                 --        --          87      --        87
 Balance, February 1, 1997            1        --      29,726    5,756   35,482

 Net income                          --        --         --     1,904    1,904
 Dividends                           --        --         --    (1,904)  (1,904)
 Contribution of ineligible
  accounts receivable                --        --       4,530      --     4,530
 Contribution of trust
  organization costs                 --        --         300      --       300
 Balance, January 31, 1998            1        --      34,556    5,756   40,312

 Net income                          --        --         --     3,076    3,076
 Dividends                           --        --      (6,006)  (3,076)  (9,082)
 Contribution of ineligible
  accounts receivable                --        --       3,276      --     3,276
 Contribution of trust
  organization costs                 --        --         304      --       304
 Balance, January 30, 1999            1     $  --     $32,130   $5,756  $37,886




               SRI Receivables Purchase Co., Inc.
  (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                  Notes to Financial Statements


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

     SRI Receivables Purchase Co., Inc. ("SRPC" or the "Company") is a wholly owned, special-purpose subsidiary of Specialty Retailers, Inc. ("SRI"). The Company's ultimate parent is Stage Stores Inc. ("Stage Stores"). The Company was incorporated in 1993 and was established to acquire substantially all of the trade accounts receivable generated by holders of SRI's private label credit card accounts and transfer such accounts receivable to SRI Receivables Master Trust (the "Trust") under the terms of a pooling and servicing agreement.

      The Company is a separate and distinct entity from Stage Stores and its other affiliates. The Company was established with the intent that in the event of a liquidation, its creditors would be entitled to satisfy their claims from the Company's assets prior to any distribution to Stage Stores or any of its subsidiaries.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

     Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., reference to "1998" is a reference to the fiscal year ended January 30, 1999).

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Retained Certificates in Trust: Retained certificates in Trust constitutes the Class D term certificates, the Class C revolving certificate and the transferor certificate (the "Transferor Certificate" and along with the Class D term certificates and the Class C revolving certificate, the "Retained Certificates") which are held by SRPC. SRPC accounts for the Retained Certificates under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income.

     Fair value is determined based upon the purchase price of the receivables as well as actual and estimated finance charge income, servicing cost and bad debt expense associated with the underlying accounts receivable portfolio, return paid to the holders of the Class A, B and C term certificates (the "Term Certificates") and the Class A and B revolving certificates (the "Revolving Certificates"). The realized gain associated with the Retained Certificate represents: (i) actual finance charge income billed to the holders of the underlying accounts receivable; less
(ii) actual servicing costs incurred by SRPC under an agreement with SRI, actual return paid to the holders of the Term Certificates and Revolving Certificates, actual premium payments made to SRI and actual bad debt write-offs net of any recoveries of such write-offs (see Note 3). The change in the unrealized gain (loss) associated with the Retained Certificates represents:
(i) estimated future finance charge income to be billed to the holders of the underlying accounts receivable as the underlying accounts receivable portfolio liquidates; less (ii) the estimated servicing cost to be incurred by SRPC over the liquidation period, estimated return to be paid to the holders of the Term Certificates and Revolving Certificates over the liquidation period and estimated future bad debt expense associated with the underlying accounts receivable portfolio.

      Restricted Cash: The Company records its undivided interest in the cash balances of the Trust as restricted cash.

     Trust Organization Costs: Trust organization costs are amortized on a straight-line basis over the expected life of the underlying certificates to their legal maturities of three to nine years. Trust organization costs are net of accumulated amortization of $4.6 million and $3.7 million at January 30, 1999 and January 31, 1998, respectively.

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

     Start-up Costs: In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999.

     Reclassification:  The  accompanying  financial   statements
include reclassifications from financial statements issued in previous years.


NOTE 3 - RECEIVABLES TRANSFER AND PURCHASE AGREEMENTS:

     The   Company  has  entered  into  a  Receivables   Purchase
Agreement (the "Purchase Agreement") with SRI. The Purchase Agreement requires SRPC to purchase eligible accounts receivable at a price which may be greater or less than the face amount of such receivables.

     The purchase price is based on: (i) the expected yield on the receivables, reduced by certain costs to SRPC; (ii) the expected losses on the receivables, net of certain expected benefits to SRPC from SRI; and (iii) a reasonable rate of return on SRPC's capital. SRPC paid $39.7 million in premiums on accounts receivable purchased during 1998, $27.2 million during 1997 and $19.8 million during 1996 to compensate SRI for the cost of servicing the accounts receivable not offset by the fee SRI charged the Trust described in Note 4. The Purchase Agreement terminates upon the occurrence of certain events specified therein.

     The Purchase Agreement and the Pooling and Servicing Agreement (see Note 4) allow SRPC to sell defaulted accounts receivable to SRI, subject to certain limitations. The Purchase Agreement does not allow for the repurchase of any other defaulted receivables by SRI. Sales of defaulted accounts receivable are limited to 95% of the immediately preceding fiscal year's default ratio, as defined in the various agreements, applied to eligible accounts receivable transferred from SRI during any fiscal period.

     In 1998, Stage Stores formed Granite National Bank, N.A. (the "Bank") as a limited purpose national bank that would originate credit card receivables. Commencing in August, 1998, the Bank began to originate receivables and SRI ceased to originate receivables. SRI and the Bank entered into a Receivables Transfer Agreement (the "Transfer Agreement") under which SRI purchases all of the receivables originated by the Bank on a daily basis. The Transfer Agreement contains no provisions for recourse against the Bank.


NOTE 4 - POOLING AND SERVICING AGREEMENT:

      The Company has entered into a Pooling and Servicing Agreement (the "Agreement"), with the Trust, SRI and Bankers Trust (Delaware), as the trustee. Under the terms of the Agreement, as well as various supplements, the Trust has issued to third parties $165.0 million of long-term Class A, B and C Term Certificates (the "Term Certificates"), as well as Revolving Class A and Class B Certificates under the revolving certificate facility (the "Revolving Certificates"). The Trust has also issued $35.1 million in Class D Term Certificates to the Company, which do not receive a return. During September 1998, the Company amended the Revolving Certificates to increase the limit that may be outstanding from $82.5 million to $165.0 million through March 31, 1999. The maximum outstanding under the Revolving Certificates will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. Amounts outstanding under the Revolving Certificates are funded by issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the Revolving Certificates will be funded by a liquidity provider. If accounts receivable balances in the Trust fall below the level required to support the Term Certificates and Revolving Certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required Retained Certificates. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance.

     The Company owns an undivided interest in the accounts receivable in the Trust not represented by the Term Certificates or Revolving Certificates and SRI continues to service all of the accounts receivable in the Trust. The outstanding balances of the Term Certificates totaled $165.0 million at January 30, 1999 and January 31, 1998. There was $115.6 million and $77.0 million outstanding under the Revolving Certificate at January 30, 1999 and January 31, 1998.

     The repayment of the Class B Term Certificates is contingent upon full repayment of the Class A Term Certificates. The repayment of the Class C Term Certificates is contingent upon full repayment of the Class B Term Certificates. The repayment of the Class D Term Certificates is contingent upon full repayment of the Class C Term Certificates.

      The repayment of the Class B Revolving Certificates is contingent upon full repayment of the Class A Revolving
Certificates. The repayment of the Class C Revolving Certificates is contingent upon full repayment of the Class B Revolving Certificates.

      Total accounts receivable transferred to the Trust during 1998, 1997 and 1996 were $585.3 million, $508.9 million and
$441.4 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to: (i) the purchase  of  new accounts receivable generated by  the  Company;
(ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. Principal payments commence on December 31, 1999 but can be accelerated upon occurrence of certain events. The Company is currently protected against increases above 12% with respect to the Term Certificates under an agreement entered into with a bank. The Company is exposed to a loss in the event of non-performance by the bank, however, such an event is not anticipated. The Revolving Certificates entitles the holder to receive a return based upon a commercial paper rate, or a base rate plus a specified margin depending on the type of funding outstanding for the Revolving Certificates. The purchase commitment for the Revolving Certificates which was entered in December 1997 is three years, subject to renewal at the option of the parties. At January 30, 1999, the average rates of return on the Class A, B, and C Term Certificates were 6.0%, 6.6% and 8.0%, respectively. At January 30, 1999, the average rate of return on the Class A and B Revolving Certificates was 4.9%.

      SRI acts as agent to service the accounts receivable but this appointment may be revoked under certain circumstances.
Under the Agreement, SRI receives a servicing fee equal to 2% of all Term and Revolving Certificates outstanding. SRI received $5.9 million, $4.6 million and $4.1 million during 1998, 1997 and 1996, respectively, as compensation for servicing the accounts receivable under the Agreement.



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


NOTE 6  - INCOME TAXES:

      All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                    Fiscal Year
                                              1998      1997     1996

     Federal income tax expense (benefit):
      Current                                 $794     $1,596   $1,582
      Deferred                                 863       (202)     339
                                             1,657      1,394    1,921
     State income tax expense (benefit):
      Current                                   71        113       61
      Deferred                                  98        (24)      41
                                               169         89      102

                                            $1,826     $1,483   $2,023


      A  reconciliation  between the federal income  tax  expense charged to continuing operations computed at statutory tax  rates
and   the   actual  income  tax  expense  recorded  follows   (in
thousands):

                                                             Fiscal Year
                                                      1998      1997      1996

 Federal income tax expense at the statutory rate    $1,716    $1,410    $1,957
 State income taxes, net                                110        73        66
                                                     $1,826    $1,483    $2,023


     Deferred  tax liabilities (assets) consist of the  following
(in thousands):

                                           January 30, 1999   January 31, 1998

 Gross deferred tax liabilities:
   Unrealized gain associated with
     the Retained Certificates                $  2,310             $1,309

 Gross deferred tax assets:
   Other                                          (131)               (92)

 Deferred tax assets valuation allowance           --                 --
                                              $  2,179           $  1,217

     In connection with the write-off of trust organization costs during 1997, the Company recorded an extraordinary charge of $1.0 million, before applicable income taxes of $0.4 million.


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


NOTE 8 - RELATED PARTY TRANSACTIONS:

      In connection with the transactions discussed in Note 3 and
Note 4, the Company will record a payable to or a receivable from
SRI.   Intercompany  interest was charged on receivable  balances from SRI at LIBOR plus 1.0% (5.9% at January 30, 1999).

      The following documents are the exhibits to the Form 10-K.
For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.


 Exhibit
 Number                          Exhibit

  *3.1  Certificate   of   Incorporation  of   SRI   Receivables
          Purchase  Co.,  Inc.  (Incorporated  by  Reference  to
          Exhibit 3.1 of Registration No. 333-10843 on Form S-4 of SRI Receivables Purchase Co., Inc.).

  *3.2  By-Laws   of   SRI   Receivables  Purchase   Co.,   Inc.
          (Incorporated   by  Reference  to   Exhibit   3.2   of
          Registration  No.  333-10843  on  Form  S-4   of   SRI
          Receivables Purchase Co., Inc.).

  *4.1  Indenture  among  SRI  Receivables Purchase  Co.,  Inc.,
          Specialty Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of Note). (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

  *4.2  Amended and Restated Pooling and Servicing Agreement  by
          and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated August 11, 1995 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

  *4.3  First  Amendment  to  Amended and Restated  Pooling  and
          Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and
          Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.2 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

 **4.4  Second   Amendment  to  the  Amended  and  Restated
          Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated August 1, 1998.

  *4.5  Amended  and Restated Series 1997-1 Supplement dated  as of October 16, 1998 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 and August 1, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders. (Incorporated by reference to Exhibit 4.2 on Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998).

  *4.6  Class   A  Certificate  Purchase  Agreement  amount  SRI
          Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit 4.8 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

  *4.7  Class   B  Certificate  Purchase  Agreement  amount  SRI
          Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit 4.9 on Form 10-K of Stage Stores, Inc., for the fiscal year ended January 31, 1998).

  *4.8  Class  B-2  Certificate Purchase Agreement dated  as  of
          October   16,   1998  by  and  among  SRI  Receivables
          Purchase Co., Inc., Specialty Retailers, Inc., the Class B-2 Purchasers parties thereto, and Credit Suisse First Boston. (Incorporated by reference to
          Exhibit 4.3 on Form 10-Q of Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998).

  *4.9  Amendment   No.  1  to  Class  A  Certificate   Purchase
          Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers parties thereto and Credit Suisse First Boston. (Incorporated by reference to Exhibit 4.4 on Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998).

  *4.10 Amendment   No.  1  to  Class  B  Certificate   Purchase
          Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston. (Incorporated by reference to Exhibit 4.5 on Form 10-Q Stage Stores, Inc. (commission file number 001-14035) for the quarter ended October 31, 1998 filed on December 15, 1998).

  *4.11 Amended and Restated Series 1993-1 Supplement among  SRI
          Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

  *4.12 Amended  and  Restated Series 1995-1 Supplement  by  and
          among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated May 30, 1996 (Incorporated by Reference to Exhibit
          4.6  on  Form  10-Q of Apparel Retailers, Inc.,  dated
          May 4, 1996).

  *4.13 Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and the Originators dated as of May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

 **4.14 First  Amendment to the Amended and Restated Receivables
          Purchase   Agreement  by  and  among  SRI  Receivables
          Purchase Co., Inc. and the Originators dated as of August 1, 1998.

 **4.15 Receivables    Transfer   Agreement   among    Specialty
          Retailers, Inc. and Granite National Bank, N.A.  dated
          August 1, 1998.

  *4.16 Certificate  Purchase Agreements between SRI Receivables
          Purchase Co., Inc. and the Purchasers of the Series 1993-1 Offered Certificates (Incorporated by Reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4 of Specialty Retailers, Inc.).

  *4.17 Certificate  Purchase  Agreement among  SRI  Receivables
          Purchase Co., Inc., Specialty Retailers, Inc. and the Certificate Purchaser dated as of August 11, 1995 (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28,
          1995).

 *10.1  Registration Rights Agreement dated as of May  30,  1996 by and among SRI Receivables Purchase Co., Inc. and BT Securities Corporation relating to the sale of SRI Receivables Purchase Co., Inc. 12.5% Trust Certificate-Backed Notes (Incorporated by Reference to Exhibit 10.1 of Registration No. 333-10843 on Form S-4 of SRI Receivables Purchase Co., Inc.).

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

__________

*    Previously Filed
**   Filed Herewith