Form 10-Q
period 1999-05-01
SRI RECEIVABLES PURCHASE CO
filed 1999-06-14
CIK 1021385

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 1, 1999

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

The number of shares of common stock outstanding as of June 4, 1999 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

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
                          (unaudited)

                                             May 1, 1999    January 30, 1999
                 ASSETS
   Retained Certificates in Trust              $ 78,978         $ 83,044
   Restricted cash                                6,259            5,926
   Prepaid expenses                                 986              899
   Debt issue cost                                1,071            1,231
   Other                                          1,205            3,171
                                               $ 88,499         $ 94,271

  LIABILITIES AND STOCKHOLDER'S EQUITY
   Accrued expenses and other liabilities      $  1,662         $    709
   Payable to SRI                                17,051           23,497
   Deferred income taxes                          2,179            2,179
   Long-term debt                                30,000           30,000
   Total liabilities                             50,892           56,385


   Common stock, par value $0.01, 1 share
     authorized, issued and outstanding             --               --
   Additional paid-in capital                    32,664           32,130
   Retained earnings                              4,943            5,756
     Stockholder's equity                        37,607           37,886
   Commitments and contingencies                    --               --
                                               $ 88,499         $ 94,271


 The accompanying notes are an integral part of this statement.


                       SRI Receivables Purchase Co., Inc.
          (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                       Condensed Statement of Operations
                               (in thousands)
                                (unaudited)

                                                    Three Months Ended
                                              May 1, 1999        May 2, 1998

 Gain associated with Retained Certificates  $    1,709          $     490
 Interest income on receivable from SRI             --               1,724
 Interest income                                     44                 57
 Interest expense                                   935                935
 Amortization of debt issue costs                   160                161
 General and administrative expenses                 34                174
 Operating income                                   624              1,001

 Income tax expense                                 231                371

 Income before cumulative effect of a
   change in accounting principle                   393                630

 Cumulative effect of a change in accounting
   principle, net of tax - reporting costs
   of start-up activities                        (1,206)               --

 Net income (loss)                            $    (813)         $     630


 The accompanying notes are an integral part of this statement.


                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                 Condensed Statement of Cash Flows
                          (in thousands)
                            (unaudited)

                                                       Three Months Ended
                                                    May 1, 1999   May 2, 1998

Cash flows from operating activities:
   Net income (loss)                                 $   (813)     $    630
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Amortization of debt issue costs and
      other assets                                        224           356
     Cumulative effect of a change in
      accounting principle                              1,206           --
     Change in working capital                         (4,873)       (5,697)
     Total adjustments                                 (3,443)       (5,341)

   Net cash used in operating activities               (4,256)       (4,711)

Cash flows from investing activities:
   Decrease (increase) in restricted cash                (333)           70
   Purchases of accounts receivable from SRI         (122,809)     (126,281)
   Transfer of accounts receivable to the Trust       127,398       131,929
     Net cash provided by investing activities          4,256         5,718

Cash flows from financing activities:
   Dividends paid to SRI                                  --         (1,007)
     Net cash used in investing activities                --         (1,007)

     Net change in cash and cash equivalents              --            --

 Cash and cash equivalents:
   Beginning of period                                    --            --
   End of period                                      $   --        $   --

Supplemental disclosure of cash flow information:

   Interest paid                                      $   --        $   --

Supplemental schedule of non-cash
  investing and financing activities:

   Contribution of ineligible accounts receivable     $   523       $   933

   Contribution of other assets                        $   11       $    74


 The accompanying notes are an integral part of this statement.



                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
            Condensed Statement of Stockholder's Equity
                          (in thousands)
                            (unaudited)

                               Common Stock
                                               Additional
                              Shares    Amount   Paid-in   Retained    Total
                           Outstanding           Capital   Earnings

Balance, January 30, 1999       1       $ --    $ 32,130    $ 5,756   $ 37,886

Net loss                       --         --         --        (813)      (813)
Contribution of ineligible
 accounts receivable           --         --         523        --         523
Contribution of other assets   --         --          11        --          11

Balance, May 1, 1999            1       $ --     $ 32,664   $ 4,943   $ 37,607


 The accompanying notes are an integral part of this statement.



               SRI Receivables Purchase Co., Inc.
  (An indirect, wholly owned subsidiary of Stage Stores, Inc.)
        Notes to Unaudited Condensed Financial Statements


     1. The accompanying unaudited condensed financial statements of SRI Receivables Purchase Co., Inc. (the "Company" or "SRPC") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are in the opinion of management necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended January 30, 1999 filed with SRPC's Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1999" mean the fiscal year ended January 29, 2000.

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

     3. During the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 during the quarter, reported as the cumulative effect of a change in accounting principle, resulted in an after tax charge of $1.2 million.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product on normal payment terms and the failure of SRI to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of SRI private label credit card accounts) could negatively impact SRPC's results of operations. Certain information herein contains estimates, which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.


Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between the three months ended May 1, 1999 and the three months ended May 2, 1998, pursuant to General Instruction H of Form 10-Q.


     The gain associated with the Retained Certificates for the three months ended May 1, 1999 increased to $1.7 million from $0.5 million in the same period in 1998 primarily due to an increase in the amount of service charge and late fee income as well as a decrease in premium payments to SRI for the purchase of accounts receivable partially offset by an increase in bad debt expense. Beginning in fiscal 1999, the Company discontinued charging interest on intercompany balances between SRPC and SRI. Interest expense remained the same at $0.9 million for the three months ended May 1, 1999 and May 2, 1998. In connection with the adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge of $1.2 million. The charge was related to the write-off of the unamortized organization costs associated with the Trust. The decrease in general and administrative expenses is due to the reduction in amortization expense associated with the organization costs which were written off.


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

                                         SRI Receivables Purchase Co., Inc.



June 14, 1999                           /s/ Carl E. Tooker
(Date)                                  Carl E. Tooker
                                        Chairman, Chief Executive
                                        Officer and President
                                        (principal executive officer)


June 14, 1999                           /s/ James A. Marcum
(Date)                                  James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)