Form 10-Q
period 1999-07-31
SRI RECEIVABLES PURCHASE CO
filed 1999-09-13
CIK 1021385

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1999

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

The  number of shares of common stock outstanding as of September
8, 1999 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

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
                          (unaudited)

                                        July 31, 1999   January 30, 1999
                 ASSETS
   Retained Certificates in Trust          $ 78,300         $ 83,044
   Restricted cash                            5,048            5,926
   Prepaid expenses                             702              899
   Debt issue cost                              910            1,231
   Trust organization costs                   1,141            3,171
                                           $ 86,101         $ 94,271

  LIABILITIES AND STOCKHOLDER'S EQUITY
   Accrued expenses and other
      liabilities                          $    570         $    709
   Payable to SRI                            14,878           23,497
   Deferred income taxes                      2,179            2,179
   Long-term debt                            30,000           30,000
      Total liabilities                      47,627           56,385


   Common stock, par value $0.01, 1 share
      authorized, issued and
      outstanding                               --               --
   Additional paid-in capital                33,166           32,130
   Retained earnings                          5,308            5,756
         Stockholder's equity                38,474           37,886
   Commitments and contingencies                --               --
                                           $ 86,101         $ 94,271



 The accompanying notes are an integral part of this statement.





                      SRI Receivables Purchase Co., Inc.
            (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                       Condensed Statement of Operations
                                (in thousands)
                                  (unaudited)

                       Three Months Ended               Six Months Ended
                  July 31, 1999  August 1, 1998   July 31, 1999  August 1, 1998

Gain associated
 with Retained
 Certificates       $  1,660       $    306         $  3,369          $    796
Interest income on
 receivable from SRI     --           1,924              --              3,648
Interest income           52             50               96               107
Interest expense         935            935            1,870             1,870
Amortization of debt
 issue costs             161            160              321               321
General and
 administrative
 expenses                 37            182               71               356
Operating income         579          1,003            1,203             2,004

Income tax expense       214            372              445               743

Income before
 cumulative effect
 of a change in
 accounting principle    365            631              758             1,261

Cumulative effect of
 a change in accounting
 principle, net of
 tax - reporting costs
 of start-up
 activities              --             --            (1,206)              --

Net income (loss)   $    365       $    631         $   (448)         $  1,261



 The accompanying notes are an integral part of this statement.



                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                 Condensed Statement of Cash Flows
                          (in thousands)
                            (unaudited)

                                                   Six Months Ended
                                             July 31, 1999   August 1, 1998

Cash flows from operating activities:
   Net income (loss)                           $    (448)       $   1,261
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
     Amortization of trust organization
      and debt issue costs                           449              713
     Cumulative effect of a change in
      accounting principle                         1,206              --
     Change in working capital                    (7,854)          (7,607)
     Total adjustments                            (6,199)          (6,894)

   Net cash used in operating activities          (6,647)          (5,633)

 Cash flows from investing activities:
     Decrease in restricted cash                     878            2,485
     Purchases of accounts receivable
      from SRI                                  (217,698)        (264,450)
     Transfer of accounts receivable to
      the Trust                                  223,467          268,605
       Net cash provided by investing
        activities                                 6,647            6,640

 Cash flows from financing activities:
     Dividends paid to SRI                           --            (1,007)
       Net cash used in investing
        activities                                   --            (1,007)

       Net change in cash and cash
        equivalents                                  --               --

   Cash and cash equivalents:
     Beginning of period                             --               --
     End of period                             $     --         $     --

Supplemental disclosure of cash flow
 information:

     Interest paid                             $   1,875        $   1,875

Supplemental schedule of non-cash
 investing and financing activities:

     Contribution of ineligible accounts
      receivable                               $   1,025        $   1,789

     Contribution of trust organization
      costs                                    $      11        $      74


 The accompanying notes are an integral part of this statement.



                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
            Condensed Statement of Stockholder's Equity
                          (in thousands)
                            (unaudited)

                               Common Stock    Additional
                             Shares              Paid-in    Retained
                           Outstanding  Amount   Capital    Earnings   Total


Balance, January 30, 1999       1       $ --     $ 32,130   $  5,756  $ 37,886

Net loss                       --         --          --        (448)     (448)
Contribution of ineligible
 accounts receivable           --         --        1,025        --      1,025
Contribution of trust
 organization costs            --         --           11        --         11

Balance, July 31, 1999          1       $ --     $ 33,166   $  5,308  $ 38,474


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

     3. During the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 during the quarter resulted in an after tax charge of $1.2 million.


     Item2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
     CONDITION AND RESULTS OF  OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to SRPC and the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product on normal payment terms and the failure of SRI to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the amount or quality of accounts receivable transferred to SRPC, which in turn could affect the operating results of SRPC. See additional risk factors discussed in Stage Stores Annual Report on Form 10-K. Additionally, changes in economic conditions (including interest rates and payment patterns of the holders of SRI private label credit card accounts) could negatively impact SRPC's results of operations. Certain information herein contains estimates, which represent management's best judgment as of the date hereof based on information currently available; however, SRPC does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.


Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between the six months ended July 31, 1999 and the six months ended August 1, 1998, pursuant to General Instruction H of Form 10-Q.


     The gain associated with the Retained Certificates for the six months ended July 31, 1999 increased to $3.4 million from $0.8 million in the same period in 1998 primarily due to an increase in the amount of service charge and late fee income partially offset by an increase in bad debt expense and an increase in premium payments to SRI for the purchase of accounts receivable. Beginning in fiscal 1999, the Company discontinued charging interest on intercompany balances between SRPC and SRI. Interest expense remained the same at $1.9 million for the six months ended July 31, 1999 and August 1, 1998. During the first quarter of 1999, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge of $1.2 million in connection with the adoption of SOP 98-5. The charge was related to the write-off of the unamortized organization costs associated with the Trust. The decrease in general and administrative expenses is due to the reduction in amortization expense associated with the organization costs which were written off.


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

                                         SRI Receivables Purchase Co., Inc.



September 10, 1999                      /s/ Carl E. Tooker
(Date)                                  Carl E. Tooker
                                        Chairman, Chief Executive Officer
                                        and President
                                        (principal executive officer)


September 10, 1999                      /s/ James A. Marcum
(Date)                                  James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)