Form 10-Q
period 1999-10-30
SRI RECEIVABLES PURCHASE CO
filed 1999-12-08
CIK 1021385

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 30, 1999

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

The  number of shares of common stock outstanding as of  December
3, 1999 was 1,000 shares which were held by Specialty Retailers, Inc., a wholly owned subsidiary of Stage Stores, Inc.

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
                          (unaudited)

                                         October 30,1999  January 30, 1999
                 ASSETS
   Retained Certificates in Trust            $ 80,130          $ 83,044
   Restricted cash                              3,308             5,926
   Prepaid expenses                               246               899
   Debt issue cost                                784             1,231
   Trust organization costs                     1,076             3,171
                                             $ 85,544          $ 94,271

  LIABILITIES AND STOCKHOLDER'S EQUITY
   Accrued expenses and other liabilities    $  1,524          $    709
   Payable to SRI                              12,607            23,497
   Deferred income taxes                        2,179             2,179
   Long-term debt                              30,000            30,000
      Total liabilities                        46,310            56,385


   Common stock, par value $0.01, 1 share
     authorized, issued and outstanding           --                --
   Additional paid-in capital                  33,550            32,130
   Retained earnings                            5,684             5,756
      Stockholder's equity                     39,234            37,886
   Commitments and contingencies                  --                --
                                             $ 85,544          $ 94,271



 The accompanying notes are an integral part of this statement.



                      SRI Receivables Purchase Co., Inc.
            (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                       Condensed Statement of Operations
                                (in thousands)
                                  (unaudited)

                         Thirteen Weeks Ended         Thirty-nine Weeks Ended
                       October 30,   October 31,     October 30,   October 31,
                          1999          1998            1999          1998
Gain associated with
 Retained Certificates  $ 1,689       $  (467)        $ 5,058       $   329
Interest income on
 receivable from SRI        --          1,985             --          5,633
Interest income              40            54             136           161
Interest expense            935           935           2,805         2,805
Amortization of debt
 issue costs                161           161             482           482
General and
 administrative expenses     36           177             107           533
Operating income            597           299           1,800         2,303

Income tax expense          221           109             666           852

Income before cumulative
 effect of a change in
 accounting principle       376           190           1,134         1,451

Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities        --            --           (1,206)          --

Net income (loss)       $   376       $   190         $   (72)      $ 1,451


 The accompanying notes are an integral part of this statement.




                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
                 Condensed Statement of Cash Flows
                          (in thousands)
                            (unaudited)

                                               Thirty-nine Weeks Ended
                                         October 30, 1999  October 31, 1998

Cash flows from operating activities:
   Net income (loss)                          $   (72)            $ 1,451
   Adjustments to reconcile net income
    (loss) to net cash used in operating
     activities:
     Amortization of trust organization
      and debt issue costs                        640               1,072
     Cumulative effect of a change in
      accounting principle                      1,206                 --
     Change in working capital                 (9,211)             (8,936)
     Total adjustments                         (7,365)             (7,864)

   Net cash used in operating activities       (7,437)             (6,413)

 Cash flows from investing activities:
     Decrease in restricted cash                2,618               2,400
     Purchases of accounts receivable
      from SRI                               (394,038)           (398,739)
     Transfer of accounts receivable to
      the Trust                               398,857             403,759
       Net cash provided by investing
        activities                              7,437               7,420

 Cash flows from financing activities:
     Dividends paid to SRI                        --               (1,007)
       Net cash used in investing
        activities                                --               (1,007)

       Net change in cash and cash
        equivalents                               --                  --

   Cash and cash equivalents:
     Beginning of period                          --                  --
     End of period                            $   --              $   --

Supplemental disclosure of cash flow
 information:

        Interest paid                         $ 1,875             $ 1,875

Supplemental schedule of non-cash
 investing and financing activities:

     Contribution of ineligible accounts
      receivable                              $ 1,409             $ 2,481

     Contribution of trust organization
      costs                                   $    11             $   776


 The accompanying notes are an integral part of this statement.



                SRI Receivables Purchase Co., Inc.
   (An indirect, wholly-owned subsidiary of Stage Stores, Inc.)
            Condensed Statement of Stockholder's Equity
                          (in thousands)
                            (unaudited)

                              Common Stock
                             Shares     Amount   Additional  Retained   Total
                           Outstanding            Paid-in    Earnings
                                                  Capital

Balance, January 30, 1999        1       $ --      $32,130    $ 5,756   $37,886

Net loss                        --         --          --         (72)      (72)
Contribution of ineligible
 accounts receivable            --         --        1,409         --     1,409
Contribution of trust
 organization costs             --         --           11         --        11

Balance, October 30, 1999        1       $ --      $33,550     $ 5,684   $39,234




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

     3. On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its accounts receivable securitization program. In connection with the refinancing, the previously existing term and revolving certificates were replaced with new term and revolving certificates (the "New Certificates"). The New Certificates provide the Company with a maximum availability of $329.9 million, subject to the amount of receivables held in the Trust. Based upon the amount of receivables in the Trust at the time of closing, the Company received approximately $290.0 million of proceeds. Of this amount, approximately $260.0 million was used to retire the outstanding balances under the previously existing Trust certificates, which were scheduled to begin amortizing in December of 1999. The remainder of the proceeds were used to redeem the previously existing $30.0 million aggregate principle amount of SRPC 12.5% Trust certificate-backed notes. In connection with the refinancing, the Company expects to record an after-tax extraordinary charge of approximately $1.3 million in the fourth quarter of 1999.

     4. During the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 during the quarter resulted in an after tax charge of $1.2 million.


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


Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is limited to an analysis of results of operations between the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, pursuant to General Instruction H of Form 10-Q.

     The gain associated with the Retained Certificates for the thirty-nine weeks ended October 30, 1999 increased to $5.1 million from $0.3 million in the same period in 1998 primarily due to an increase in the amount of service charge and late fee income partially offset by an increase in bad debt expense and an increase in premium payments to SRI for the purchase of accounts receivable. Beginning in fiscal 1999, the Company discontinued charging interest on intercompany balances between SRPC and SRI. Interest expense remained the same at $2.8 million for the thirty-nine weeks ended October 30, 1999 and October 31, 1998. During the first quarter of 1999, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge of $1.2 million in connection with the adoption of SOP 98-5. The
charge   was   related  to  the  write-off  of  the   unamortized
organization costs associated with the Trust. The decrease in general and administrative expenses is due to the reduction in amortization expense associated with the organization costs which were written off.


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

                                         SRI Receivables Purchase Co., Inc.



December 7, 1999                        /s/ Carl E. Tooker
(Date)                                  Carl E. Tooker
                                        Chairman, Chief Executive Officer
                                        and President
                                        (principal executive officer)


December 7, 1999                        /s/ James A. Marcum
(Date)                                  James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)